Form 10-Q
period 2013-03-31
ONLINE YEARBOOK
filed 2013-05-23
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-185046

Online Yearbook

(Name of registrant in its charter)

Nevada	46-0750094
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

701 N. Green Valley Pkwy #200, Henderson, NV 89148

(Address of principal executive offices)

(702)897-9997

(Registrant's telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2013 the registrant had 5,200,000 issued and outstanding shares of common stock.

ONLINE YEARBOOK

(A Development Stage Company)

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended September 30, 2012 previously filed in a S-1 with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months and six months ended March 31, 2013 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2013.

2

ONLINE YEARBOOK

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2013

Online Yearbook
(A Development Stage Enterprise)
Balance Sheet

	March 31	September 30
	2013	2012
ASSETS
	(Unaudited)	(Audited)
Current assets
Cash	$9,285	$17,575
Deferred Offering Costs	$1,500	$1,500
Total current assets	10,785	19,075

Total assets	$10,785	$19,075

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$9,000	$2,400
Total liabilities (All Current)	9,000	2,400

Stockholders' (Deficit) Equity
Common Stock: $0.001 par value, 75,000,000 shares authorized, 5,200,000 shares issued and outstanding	5,200	5,200
Additional paid in capital	20,800	20,800
Deficit accumulated during the development stage	(24,215)	(9,325)
Total stockholders' (deficit) equity	1,785	16,675

Total liabilities and stockholders' (deficit) equity	$10,785	$19,075

See accompanying notes to financial statements

Online Yearbook
(A Development Stage Enterprise)
Statement of Operations
(Unaudited)

	For the Three Month Period Ended March 31, 2013	For the Six Month Period Ended March 31, 2013	For the Period from Inception on Aug. 6, 2012 to March 31, 2013

Revenue	$—	$—	$—

Expenses
General and administrative	3,130	10,340	13,365

Professional fees	1,800	4,550	10,850
Total expenses	4,930	14,890	24,215

Net loss	$4,930	$14,890	$(24,215)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	5,200,000	5,200,000	5,200,000

See accompanying notes to financial statements

Online Yearbook
(A Development Stage Enterprise)
Statements of Cash Flows

	For the Six month period ended March 31, 2013	For the Period from Aug. 6, 2012 (Inception) to March 31, 2013

Cash flows from operating activities
Net loss	$(14,890)	$(24,215)
Adjustments to reconcile net income to net
cash used by operating activities
Deferred offering costs	—	(1,500)
Accounts payable	6,600	9,000
Net cash used in operating activities	(8,290)	(16,715)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from sale of stock	—	26,000
Net cash provided by financing activities	—	26,000

Net increase/(decrease) in cash	(8,290)	9,285

Cash at beginning of period	17,575	—

Cash at end of period	$9,285	$9,285

Supplemental cash flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to financial statements

ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Online Yearbook (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development stage in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development Stage Enterprises.”

Organization, Nature of Business and Trade Name

Online Yearbook (the Company) was incorporated in the State of Nevada on August 6, 2012. Online Yearbook is a development stage company with the principal business objective of developing and marketing an online yearbook.

Basis of Presentation

The unaudited financial statements for the period ended March 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended March 31, 2013, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending September 30, 2013. The balance sheet at September 30, 2012 has been derived from the audited financial statements at that date.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

Property and Equipment (Continued)

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method.

The Company has been in the developmental stage since inception and has no operation to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted when the Company maintains property and equipment.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no revenue to date. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of properties required and sale contract specifications.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

As of March 31, 2013 and September 30, 2012, the carrying value of accounts payable that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on Online Yearbook’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Online Yearbook’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001. There were five million two hundred thousand (5,200,000) shares of common stock issued and outstanding as of March 31, 2013.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

NOTE B – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

 Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

NOTE B – GOING CONCERN (continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the business plan and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock and from acquiring loans to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

NOTE C – COMMON STOCK

On or about August 6, 2012, Salah Blal and El Maraana each purchased 2,600,000 common share of the company’s common stock for $13,000 each or $0.005 per share.

NOTE D – RELATED TRANSACTIONS

On or about August 6, 2012, Salah Blal and El Maraana each purchased 2,600,000 common share of the company’s common stock for $13,000 each or $0.005 per share.

NOTE E – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after March 31, 2013 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Online Yearbook was formed on August 6, 2012. The Company will provide, produce, design and publish online yearbooks for schools, companies and government agencies.

Online Yearbook will provide, produce, design and publish online yearbooks for schools, companies and government agencies. For over 150 years, yearbooks have captured memories captured year by year. They chronicle events that shape memories, and illuminate moments that define relationships. Yearbooks celebrate the experiences, activities, and people that make the year unforgettable.

The Company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business. Since the Company’s principal activities to date have been limited to organizational activities and prospect development, it has no record of any revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans.

Results of Operations

We have had no operating revenues since our inception on August 6, 2012 through March 31, 2013, and have incurred operating expenses in the amount of $24,215 for the same period. Our activities have been primarily financed from the proceeds of share subscriptions.

For the three months ended March 31, 2013, general and administrative expenses were $4,930, compared to $24,215 for the period from inception (August 6, 2012) through March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

3

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item.2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Online Yearbook

DATED: May 22, 2013	By: /s/ El Maraana
El Maraana
President
CEO, and Director

5