Form 10-Q
period 2013-06-30
ONLINE YEARBOOK
filed 2013-08-14
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X ] No [ ]

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

Yes [ ] No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 2013 the registrant had 7,530,000 issued and outstanding shares of common stock.

ONLINE YEARBOOK

(A Development Stage Company)

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended September 30, 2012 previously filed in a S-1 with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months and nine months ended June 30, 2013 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2013.

2

ONLINE YEARBOOK

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2013

Online Yearbook
(A Development Stage Enterprise)
Balance Sheet
(Unaudited)

	June 30	September 30
	2013	2012
ASSETS
	(Unaudited)	(Audited)
Current assets
Cash	$55,403	$17,575
Deferred Offering Costs	$—	$1,500
Total current assets	55,403	19,075

Total assets	$55,403	$19,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$10,800	$2,400
Total liabilities (All Current)	10,800	2,400

Stockholders' Equity
Common Stock: $0.001 par value, 75,000,000 shares authorized, 7,530,000 and 5,200,000 shares issued and outstanding respectively	7,530	5,200
Additional paid in capital	63,838	20,800
Deficit accumulated during the development stage	(26,765)	(9,325)
Total stockholders' equity	44,603	16,675

Total liabilities and stockholders' equity	$55,403	$19,075

See accompanying notes to financial statements

Online Yearbook
(A Development Stage Enterprise)
Statement of Operations
(Unaudited)

	For the Three Month Period Ended June 30, 2013	For the Nine Month Period Ended June 30, 2013	For the Period from Inception on Aug. 6, 2012 to June 30, 2013

Revenue	$—	$—	$—

Expenses
General and administrative	0	9,840	12,240

Professional fees	2,550	7,600	14,525
Total expenses	2,550	17,440	26,765

Net loss	$2,550	$17,440	$(26,765)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	6,275,385	5,558,462

See accompanying notes to financial statements

Online Yearbook
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

	For the Nine month period ended June 30, 2013	For the Period from Aug. 6, 2012 (Inception) to June 30, 2013

Cash flows from operating activities
Net loss	$(17,440)	$(26,765)
Adjustments to reconcile net income to net
cash used by operating activities
Deferred offering costs	1,500	—
Accounts payable	8,400	10,800
Net cash used in operating activities	(7,540)	(15,965)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from sale of stock	45,368	71,368
Net cash provided by financing activities	45,368	71,368

Net increase/(decrease) in cash	37,828	55,403

Cash at beginning of period	17,575	—

Cash at end of period	$55,403	$55,403

Supplemental cash flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to financial statements

ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

Basis of Presentation

The unaudited financial statements for the period ended June 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the nine month period ended June 30, 2013, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending September 30, 2013. The balance sheet at September 30, 2012 has been derived from the audited financial statements at that date.

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

 ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

As of June 30, 2013 and September 30, 2012, the carrying value of accounts payable that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred.

ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

NOTE C – COMMON STOCK

On or about August 6, 2012, Salah Blal and El Maraana each purchased 2,600,000 common share of the company’s common stock for $13,000 each or $0.005 per share.

Between May 16, 2013 and June 5, 2013 the company sold 2,330,000 shares of common stock under its S-1 registration at $0.02 per share.

NOTE D – RELATED TRANSACTIONS

On or about August 6, 2012, Salah Blal and El Maraana each purchased 2,600,000 common share of the company’s common stock for $13,000 each or $0.005 per share.

NOTE E – SUBSEQUENT EVENT

On July 12, The Company entered into a purchase agreement with Yearbook Alive under which the company purchased all the software, data, documentation, written materials, files and training required to use operate and maintain the Online Yearbook Creator for $25,000.

Revenues generated from the use of the software from September 1, 2014 through August 30, 2024 are subject to a royalty of 20% of gross revenue.

The Company evaluated all events or transactions that occurred after June 30, 2013 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended June 30, 2013.

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

Results of Operations

We have had no operating revenues since our inception on August 6, 2012 through June 30, 2013, and have incurred operating expenses in the amount of $26,765 for the same period. Our activities have been primarily financed from the proceeds of share subscriptions.

For the three months ended June 30, 2013, total expenses were $2,550, compared to $26,765 for the period from inception (August 6, 2012) through June 30, 2013.

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

3

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

Online Yearbook

DATED: August 14, 2013	By: /s/ El Maraana
El Maraana
President
CEO, and Director

5