Form 10-Q/A
period 2013-03-31
ONLINE YEARBOOK
filed 2013-10-22
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

[ X ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2013 the registrant had 5,200,000 issued and outstanding shares of common stock.

1

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Online Yearbook. (the “Company”) for the quarter ended March 31, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on May 23, 2013. The Amendment is being filed to correct the form 10Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officers are filed as exhibits hereto.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

2

 PART II – OTHER INFORMATION

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Online Yearbook

DATED: October 17, 2013	By: /s/ El Maraana
El Maraana
President
CEO, and Director

4