Form 10-Q/A
period 2013-06-30
ONLINE YEARBOOK
filed 2013-10-22
CIK 1556179

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

Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 2013 the registrant had 7,530,000 issued and outstanding shares of common stock.

1

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Online Yearbook. (the “Company”) for the quarter ended June 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 14, 2013. The Amendment is being filed to correct the form 10Q.

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

2

PART II - OTHER INFORMATION

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