Form 10-K
period 2013-09-30
ONLINE YEARBOOK
filed 2013-12-10
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For fiscal year ended September 30, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-185046

Online Yearbook

(Name of registrant in its charter)

Nevada	46-0750094
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

701 N. Green Valley Pkwy #200, Henderson, NV 89148

(Address of principal executive offices)

(702)897-9997

(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 6, 2013 the registrant had 7,530,000 issued and outstanding shares of common stock.

ONLINE YEARBOOK

(A Development Stage Company)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report.

The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business, Strategy and Industry" in "Risk Factors" in Item 1A of this Annual Report on Form 10-K.INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to Online Yearbook. The term "fiscal year" refers to our fiscal year ending September 30. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

1

PART I

Item 1. BUSINESS

Organization

Online Yearbook was formed on August 6, 2012. The Company will provide, produce, design and publish online yearbooks for schools, companies and government agencies. As yearbooks have been a staple of junior high and high schools in the United States going back several generations, the Company feels that its product will benefit from the familiarity of the basic concept. The Company will utilize social networking websites, search engine optimization, banner exchange and regular media for its marketing efforts.

General

Online Yearbook will provide, produce, design and publish online yearbooks for schools, companies and government agencies. For over 150 years, yearbooks have captured memories captured year by year. They chronicle events that shape memories, and illuminate moments that define relationships. Yearbooks celebrate the experiences, activities, and people that make the year unforgettable. As yearbooks have been a staple of junior high and high schools in the United States going back several generations, the Company feels that its product will benefit from the familiarity of the basic concept. The Company will utilize social networking websites, search engine optimization, banner exchange and regular media for its marketing efforts. On July 15, 2013 the registrant entered into an agreement with YearBookAlive to purchase a ready to use Online Yearbook Creator- from Seller for the amount of Twenty Five Thousand Dollars ($25,000). Payment in full was made on July 15, 2013.

This purchase includes all software, data, documentation, written materials, files and information required to use, operate and maintain the Online Yearbook Creator purchased hereunder. All codes and materials as described herein shall be delivered upon completion of the payment hereunder.

Online Yearbook’ designee will get 2 weeks of training with the software and any related required training.

All revenue generated from the use of the property and software purchased hereunder are the sole property of Purchaser until August 30, 2014 after which Seller is entitled to Twenty percent (20%) of gross revenue of any sale generated from the use of the property and software up to and until August 30, 2024.

Online Yearbooks a development stage company that has not commenced its planned principal operations to date.   Operations to date have been devoted primarily to start-up and development activities, which include the following:

1.	Framework for the business;

2.	Evaluate industries as initial markets;

3.	Define initial parameters for Personality Packages*, for each potential market

4.	Due diligence on availability of outsourcing and freelance workers to aid in developing Personality Packages;

5.	Due diligence on technology to make our products available to mobile devices;

6.	Conducted research and evaluated server space availability.

* The term Personality Package refers to packages of options for the design of the yearbook which is likely to reflect the personality of individuals of a certain geographic area, age group and gender. These design elements include page, photo and type size, color, graphics and format of the photos on the page.

The Company will take advantage of recent technology that allows for efficient quality printing and the power of online social networks to create printed yearbooks. The Company can accept almost any type of picture for use in yearbooks. The Company will charge comparable prices with the “regular” yearbooks on the market today.

Customers will purchase a no copy CD with one copy of the final product. Multiple copies may be purchased. Products will be sold on an individual basis as the Company does not plan on offering multiple year products at this time.

Market Opportunity

We plan to use the internationally recognized PayPal.com system (http://www.paypal.com/) for all financial transactions. PayPal is a credit card merchant and a financial services company that accepts and clears all customer credit card payments on behalf of participating merchants, such as our company. We intend to use PayPal because it does not require a long-term commitment. PayPal is a financial  company that  accepts  and  clears  all  customer  credit  card  payments  on  behalf of participating  merchants,  such as our company. There are no short or long term contracts or obligations associated with the use of PayPal.  PayPal accepts all major credit cards (Visa, Mastercard, Discover, American Express, ECheque, and transfer of funds to and from bank accounts.)

PayPal commission varies between 1.9% to 2.9% + $0.55 per transaction.

PayPal rate structure:

$0.00 -$3,000.00	2.9% + $0.55
$3,000.01 -$12,000.00	2.5% + $0.55
$12,000.01 -$125,000.00	2.2% + $0.55
$125,000.00	1.9% + $0.55

Upon visiting our web site, customers will find general information about our Company and about the products and services we provide. Interested parties will be able to register with us at no cost and upon registration, each subscriber will receive email updates, a quarterly newsletter which we plan to produce once our business is operational and other pertinent announcements that may be disseminated to customers and potential customers.

We intend for the online registration process to collect contact information about the subscriber. A survey will also be conducted wherein each subscriber will be requested to share his, her or its objectives or reasons for interest in our product. Collecting and reviewing this type of information will assist our staff in future discussions with the subscriber and will further assist us in our product development and to set the appropriate Personality Package for each client. The term Personality Package refers to packages of options for the design of the yearbook which is likely to reflect the personality of individuals of a certain geographic area, age group and gender. These design elements include page, photo and type size, color, graphics and format of the photos on the page.

Our planned site involves the following three-step process for the creation of the interactive digital yearbooks:

Add Media – A teacher or student, possibly with teacher supervision, imports photos and videos from a digital camera, scanner, hard drive and the internet to our software. They can also add text during this process.

Chose Design—The client inputs basic information which allows the program to choose an appropriate “Personality Package” which is then presented to the client and the client chooses from a number of designs which are deemed appropriate for the Personality Package.

Preview – The preview can be accessed at any time during the creation of the yearbook and shows what is being created as they go. They can then return to step one and continue to build their digital yearbook, edit or change anything they want at anytime.

Produce – Click a button and choose the format (CD or DVD) with which to burn the finished yearbook on a CD or DVD disc that can be played on any domestic CD or DVD player or personal computer.

We plan to develop a product that will be easy enough for anyone to use, regardless of his/her level of computer literacy.

The Company’s target customers are all internet users but especially those participating in group activities such as school classes, sports teams, and social groups. Examples of such social groups include but are not limited to frats, sororities, knitting clubs, church groups and any regularly gathering group or society.

The company is not blank check company because the company has no plans or intentions to engage in a merger or acquisition with an unidentified company or person or, once it is a reporting company, to be used as a vehicle for a private company to become a reporting company.

Marketing and Sales Strategy

Marketing Online Yearbook to the primary target markets will be executed through four distinct means:

Social Networking Websites

We anticipate that marketing to networks via Facebook, MySpace and Twitter will initially lead the way in bringing new users to the site and later, sites such as Bebo, Friendster, and similar websites can be used as valuable tools that will help market the website free of charge. Communities worldwide will have easy access to Online Yearbook with the push of a button, and this type of exposure will help create a buzz.

Search Engine Optimization

Search Engine optimization is defined as the process of increasing traffic to a website via search engines, such as Google and Yahoo. The higher up in the search results list, the more people will ‘click through’ to visit the website. We anticipate that Online Yearbook will update editorial content regularly and will target the content to specific keywords so as to maximize visibility with the search engines. We believe that this will, in turn, maximize its ranking and bring the maximum amount of visitors possible to the site.

Banner Exchange

Via partnerships with select synergistic companies and websites, banner exchanges will be contemplated so as to drive traffic back and forth from the two sites, thus allowing both parties to benefit from the other’s user base. Dating websites will be ideally suited to banner exchange partnerships.

Media

We anticipate that Online Yearbook will leverage its relationships with members of online, print, television, and radio media to generate as much exposure as possible upon the launch of the website. While Online Yearbook has yet to formalize any such plans, its principals enjoys strong relationships with relevant media concerns and will commence serious discussions once the Online Yearbook’s website is at a more advanced stage of development.

Competition

The Company does not believe that there is currently any direct completion in the online yearbook industry. There are however major players in the non online yearbook industry such as Jostens, Lifetouch and Classmates. There are also software products for yearbooks including: International MultiMedia Yearbooks (http://www.multimediayearbook.com) and Yearbook International (http://www.yearbookinteractive.com). These competitors have greater experience and resources than the Company.

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property.

Employees

As of September 30, 2013, we had no employees and one independent contractor, with the remainder of the company’s work being done by management.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease office space at 701 N. Green Valley Pkwy 200, Henderson, NV 89074, as our principal offices.. We believe these facilities are in good condition, but that we may need to expand our leased space as our expansion efforts increase.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosure

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not currently traded on any exchange. We cannot assure that any market for the shares will develop or be sustained.

Dividend Policy

We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business. We cannot assure you that we will ever pay cash dividends. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and any other factors that the Board of Directors decides are relevant. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Sales of Unregistered Securities

During August 2012, we issued a total of 5,200,000 shares to our two officers and directors. Between May 16, 2013 and June 5, 2013 the company sold 2,330,000 shares of common stock to investors for cash.

The issuances of the shares to our officers and directors were exempt from registration under Section 4(2) of the Securities Act of 1933 as there was no general solicitation and both holders had complete knowledge of the company being its only officers and director.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition And Results Of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Overview

Online Yearbook was formed on August 6, 2012. The Company will provide, produce, design and publish online yearbooks for schools, companies and government agencies. As yearbooks have been a staple of junior high and high schools in the United States going back several generations, the Company feels that its product will benefit from the familiarity of the basic concept. The Company will utilize social networking websites, search engine optimization, banner exchange and regular media for its marketing efforts.

Results of Operations

Comparison of the Years Ended September 30, 2013 and 2012

Lack of Revenues

We have limited operational history. From our inception on August 06, 2012 to September 30, 2013 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended September 30, 2013 is $22,350 and for the year ended September 30, 2012 is $9,325. Operating expenses in 2013 consisted of professional fees of $10,900, General and Administrative expenses of $10,340 and Depreciation expense of $ 1,110. Operating expenses for the year ended 2012 is $9,325 out of which Professional Fees $6,925 and General and Administrative expenses of $2,400.

Liquidity and Capital Resources

At September 30, 2013, we had total current assets of $23,753 in cash, total current liabilities of $7,950 and working capital of $15,803.

Historically, we have financed our cash flow and operations from the sale of common stock.  Net cash provided by financing activities was $ 78,568 from August 6, 2012 (date of inception) to September 30, 2013, consisting of proceeds from the sale of common stock ($71,368) and proceeds from related party debt ($7,200).

We have not yet generated any revenue from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

Going Concern

We have incurred net losses since our inception on August 6, 2012 through September 30, 2013 totaling $31,675 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended September 30, 2013 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

ONLINE YEARBOOK

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2013

Page(s)
Balance Sheets as of September 30, 2013 and September 30, 2012	F-3

Statements of Operations for the year ended September 30, 2013, from August 6, 2012 to September 30, 2012 and For the Period from August 6, 2012 (Inception) to September 30, 2013	F-4

Statement of Stockholders Equity from August 6, 2012 to September 30, 2013	F-5

Statements of Cash Flows for the year ended September 30, 2013, from August 6, 2012 to September 30, 2012 and the Period of August 6, 2012 (Inception) to September 30, 2013	F-6

Notes to the Audited Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Online Yearbook:

We have audited the accompanying balance sheets of Online Yearbook (a Nevada corporation in the development stage) as of September 30, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2013 and from inception (August 6, 2012) through September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Yearbook as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the year ended September 30, 2013 and from inception (August 6, 2012) through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as September 30, 2013, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

November 25, 2013

Online Yearbook
(A Development Stage Enterprise)
Balance Sheet
September 30, 2013 and September 30, 2012

	September 30, 2013	September 31, 2012

ASSETS
Current assets
Cash	$23,753	$17,575
Deferred Offering Costs	—	1,500
Total current assets	23,753	19,075

Intangible Assets
Software, net	23,890	—

Total assets	$47,643	$19,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$750	$2,400
Related Party Debt	7,200	—
Total liabilities(All Current)	7,950	2,400

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares
authorized, 7,530,000 and 5,200,000 shares issued and
outstanding at September 30, 2013 and September 30, 2012	7,530	5,200
Additional paid-in capital	63,838	20,800
Deficit accumulated during the development stage	(31,675)	(9,325)
Total stockholders’ equity	$39,693	$16,675

Total liabilities and stockholders’ equity	$47,643	$19,075

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement Of Operations
For the year ended September 30, 2013 and From August 6, 2012 to September 30, 2012
For the periods from August 6, 2012 (Inception) to September 30, 2013

	For the year ended September 30, 2013	For the Period from August 6, 2012 to September 30, 2012	From the Periods from August 6, 2012 (Inception ) to September 30, 2013

Revenue	$—	$—	$—

Expenses
General administrative	10,340	2,400	12,740
Professional fees	10,900	6,925	17,825
Depreciation	1,110	—	1,110
Total expenses	$22,350	$9,325	$31,675

Net income (loss)	$(22,350)	$(9,325)	$(31,675)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,946,877	2,971,429

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement of Stockholders' Equity
For the periods from Inception (August 6, 2012) to September 30, 2013

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at August 6 , 2012	—	$—	$—	$—	$—

Common stock issued for promoters
at $0.005 per share	5,200,000	5,200	20,800	—	26,000

Net income (loss) from inception
through September 30, 2012	—	—	—	(9,325)	(9,325)

Balance at September 30, 2012	5,200,000	5,200	20,800	(9,325)	16,675

Common stock issued for cash
at $0.02 per share	2,330,000	2,330	44,538	—	46,868
Deffered Offering Cost			(1,500)		(1,500)

Net income(loss) for the year ended
September 30, 2013	—	—	—	(22,350)	(22,350)

Balance at September 30, 2013	7,530,000	7,530	63,838	(31,675)	39,693

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement Of Cash Flows
For the year ended September 30, 2013 and From August 6, 2012 to September 30, 2012
For the period from August 6, 2012 (Inception) to September 2013

	For the year ended September 30, 2013	For the Period from August 6, 2012 to September 30, 2012	For the Period from August 6, 2012 (Inception) to September 30, 2013
Cash flow from operating activities
Net income (loss)	$(22,350)	$(9,325)	$(31,675)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation	1,110	—	1,110
Accounts payable	(1,650)	2,400	750
Net cash used in operating activities	$(22,890)	$(6,925)	$(29,815)

Cash flows from investing activities
Acquired intangible asset	(25,000)	—	(25,000)
Net cash used in investing activities	$(25,000)	$—	$(25,000)

Cash flow from financing activities
Proceeds from sale of stock	46,868	24,500	71,368
Proceeds from related party debt	7,200	—	7,200
Net cash provided by financing activities	$54,068	$24,500	$78,568

Net increase/(decrease) in cash	6,178	17,575	23,753

Cash at beginning of period	17,575	—	—

Cash at end of period	$23,753	$17,575	$23,753

Supplemental cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no revenue to date. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of properties acquired and sale contract specifications.

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

As of September 30, 2013 and September 30, 2012, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Intangible assets

Intangible assets with definite lives are recorded at cost and amortized using the straight-line method over their estimated useful lives of 5 years.

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

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock  and proceeds from related party debt. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

NOTE C – INTANGIBLE ASSETS

Intangible assets consisted of the following as at September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Software, Gross	25,000	—
Less: Accumulated depreciation	1,110	—
Software, Net	23,890	—

Depreciation expenses was $1,110 and $0 for the year ended September 30, 2013 and 2012 respectively.

NOTE D – COMMON STOCK

On or about August 6, 2012, Salah Blal and El Maraana, officers and directors of the Company, each purchased 2,600,000 common share of the company’s common stock for $13,000 each or $0.005 per share.

Between May 16, 2013 and June 5, 2013 the company sold 2,330,000 shares of common stock under the S-1 registration at $0.02 per share to 37 investors. Cash generated through the sale is $46,868.

NOTE E – RELATED TRANSACTIONS

On August 6, 2012, Salah Blal and El Maraana, officers and directors of the Company, each purchased 2,600,000 common share of the company’s common stock for $13,000 each or $0.005 per share.

During the year ended September 30, 2013, EL Maraana, Director, paid the accounts payable due of $7200 to Shang Chein Yang.

As of September 30, 2013, the outstanding balance due to related party is $ 7200.

NOTE F – RIGHTS PURCHASE AGREEMENT.

On July 12, 2013, the Company entered into a purchase agreement with Yearbook Alive under which the company purchased all the software, data, documentation, written materials, files and training required to use operate and maintain the Online Yearbook Creator for $25,000.

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after September 30, 2013 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended September 30, 2013.

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September, 2013, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2013, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the fiscal year ended September 30, 2013 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Directors, Executive Officers

Name	Age	Position
El Maraana	41	Chairman of the Board, President
Salah Blal	37	Secretary, Treasurer, Director

Mr. El Maraana

Mr. El Maraana, our President, and Director since August 6, 2012, have been involved in the photography industry from 1991 Mr. Maraana own his solo proprietor photography business to the present. Located Ashdod Israel, the mail clients are school in south Israel.

Mr. Maraana was working with Mr. Salah Blal as a photographer and he has extensive experience with schools as a photographer and with yearbook programs.

Mr. Salah Blal

Mr. Salah Blal has been our Secretary, Treasurer and a Director since we were incorporated on August 6, 2012.  In 2000, Mr. Blal founded a solo proprietor of Digit business, which is creating multimedia projects for organizations and schools includes slideshows reunions and memories events, and since then he was owner and manager. Mr. Blal is responsible for establishing the business, defining software requirements, marketing goals, and hiring marketing people, office employees, and subcontractors. Mr. Blal works with Mr, Maraana since 2001.

Each officer will devote approximately 10 hours per week to the company.

Family Relationships. There are no family relationships among the directors and executive officers of the company.

Code of Conduct and Ethics. We have adopted a code of business conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics may be obtained free of charge by writing to Online Yearbook, Attn: Chief Financial Officer, 701 N. Green Valley Pkwy #200, Henderson, NV 89074.

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only two directors, and to date, such two directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Other than as described above, we are not aware of any other conflicts of interest of our executive officers and directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred since our incorporation concerning our directors which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Specific due dates for these reports have been established. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2013, each of the forms were filed timely.

Item 11. Executive Compensation

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the last fiscal year for the last two fiscal years.

			(a)	(b)	(c)
Name and Principal Position	Year	Salary*	Bonus	Option Awards	All Other Compensation	Total Compensation
El Maraana	2013	$0	$0	$0	$0	$0
Chairman of the Board, CEO	2012	$0	$0	$0	$0	$0
President

Salah Blah	2013	$0	$0	$0	$0	$0
Secretary, Treasurer, CFO, CAO	2012	$0	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2013

Compensation of Non-Employee Directors. We currently have no non-employee directors and no compensation was paid to non-employee directors in the period ended September 30, 2013. We intend during 2014 to identify qualified candidates to serve on the Board of Directors and to develop a compensation package to offer to members of the Board of Directors and its Committees.

Stock Option Grants

We have not granted any stock options to our executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for development stage companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of September 30, 2013, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Number of Shares Beneficially Owned (*)	Percent of Class (**)
El Maraana	2600000	34.53%
Salah Blal	2600000	34.53%
All directors and officers as a group	5200000	69.06%
(2 persons)

(*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

(**) Percent of class is calculated on the basis of the number of shares outstanding on September 30, 2013 (7,530,000).

 Item 13. Certain Relationships and Related Transactions and Director Independence

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related person transactions, including the Sarbanes-Oxley Act of 2002. A related person is an executive officer, director or more than 5% stockholder of Online Yearbook, including any immediate family members, and any entity owned or controlled by such persons. Our Board of Directors (excluding any interested director) is charged with reviewing and approving all related-person transactions, and a special committee of our Board of Directors is established to negotiate the terms of such transactions. In considering related-person transactions, our Board of Directors takes into account all relevant available facts and circumstances.

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the Exchange Act) and NASDAQ Rules 4200 and 4350. Our Board of Directors has determined that its member does not meet the independence requirements.

Certain Relationships and Related Transactions

On August 6, 2012 each of our officers and directors received 2,600,000 shares at $0.005 per share for cash. These shares were exempt from registration under Section 4(2) of the Securities Act of 1933 as there was no solicitation and both officers and directors were in possession of full information about the registrant.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended September 30, 2013 and 2012 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2013 and 2012 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended September 30, 2013	Year Ended September 30, 2012
Audit Fees and Audit Related Fees	$7,900	$2,500
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$7,900	$2,500

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Pre Approval Policies and Procedures

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Item 15. Exhibits, Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Online Yearbook

DATED: December 10, 2013	By: /s/ El Maraana
El Maraana
President
CEO, and Director

