Form 10-Q
period 2013-12-31
ONLINE YEARBOOK
filed 2014-02-12
CIK 1556179

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of February 10, 2014 the registrant had 7,530,000 issued and outstanding shares of common stock.

ONLINE YEARBOOK

(A Development Stage Company)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report.

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

1

ONLINE YEARBOOK

(A Development Stage Company)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONLINE YEARBOOK

(A Development Stage Company)

INDEX TO UNAUDITED FINANCIAL STATEMENT

FINANCIAL STATEMENTS

December 31, 2013

Page(s)
Unaudited Balance Sheets as of December 31, 2013 and September 30, 2013	F-1

Unaudited Statements of Operations for the three months ended December 31, 2013 and 2012 and for the Periods from August 6, 2012 (Inception) to December 31, 2013	F-2

Unaudited Statement of Stockholders Equity for the period from inception, August 6, 2012 through December 31, 2013	F-3

Unaudited Statements of Cash Flows for the three months ended December 31, 2013 and 2012 and for the Periods from inception, August 6, 2012 through December 31, 2013	F-4

Notes to Unaudited Financial Statements	F-5

3

Online Yearbook
(A Development Stage Enterprise)
Balance Sheet (Unaudited)
December 31, 2013 and September 30, 2012

	December 31, 2013	September 30, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$9,503	$23,753
Total current assets	9,503	23,753

Intangible Assets
Software, net	22,630	23,890

Total assets	$32,133	$47,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$—	$750
Loans payable -related party	7,200	7,200
Total liabilities(All Current)	7,200	7,950

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares
authorized, 7,530,000 and 7,530,000 shares issued and
outstanding at December 31, 2013 and September 30, 2013	7,530	7,530
Additional paid-in capital	63,838	63,838
Deficit accumulated during the development stage	(46,435)	(31,675)
Total stockholders’ equity	$24,933	$39,693

Total liabilities and stockholders’ equity	$32,133	$47,643

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement Of Operations (Unaudited)
For the three months ended December 31, 2013 and December 31, 2012
For the periods from August 6, 2012 (Inception) to December 31, 2013

	For the three months ended December 31, 2013	For the three months ended December 31, 2012	From the Periods from August 6, 2012 (Inception ) to December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—

Expenses
General administrative	—	7,210	12,240
Professional fees	2,500	2,750	20,325
Depreciation	1,260	—	2,370
Filing fees	11,000	—	11,500
Total expenses	$14,760	$9,960	$46,435

Net income (loss)	$(14,760)	$(9,960)	$(46,435)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average shares outstanding	7,530,000	5,200,000

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement of Stockholders' Equity (Unaudited)
For the periods from Inception (August 6, 2012) to December 31, 2013

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at August 6 , 2012	—	$—	$—	$—	$—

Common stock issued for promoters
at $0.005 per share	5,200,000	5,200	20,800	—	26,000

Net income (loss) from inception
through September 30, 2012	—	—	—	(9,325)	(9,325)

Balance at September 30, 2012	5,200,000	5,200	20,800	(9,325)	16,675

Common stock issued for cash
at $0.02 per share	2,330,000	2,330	44,538	—	46,868
Deferred Offering Cost			(1,500)		(1,500)

Net income(loss) for the year ended
September 30, 2013	—	—	—	(22,350)	(22,350)

Balance at September 30, 2013	7,530,000	7,530	63,838	(31,675)	39,693

Net income(loss) for the three months ended
December 31, 2013	—	—	—	(14,760)	(14,760)

Balance at December 31, 2013	7,530,000	7,530	63,838	(46,435)	24,933

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement Of Cash Flows (Unaudited)
For the three months ended December 31, 2013 and December 31, 2012
For the periods from August 6, 2012 (Inception) to December 31, 2013

	For the three months ended December 31, 2013	For the three months ended December 31, 2012	For the Periods from August 6, 2012 (Inception) to December 31, 2013
Cash flow from operating activities
Net income (loss)	$(14,760)	$(9,960)	$(46,435)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation	1,260	—	2,370
Accounts payable	(750)	4,800	0
Net cash used in operating activities	$(14,250)	$(5,160)	$(44,065)

Cash flows from investing activities
Acquired intangible asset	—	—	(25,000)
Net cash used in investing activities	$—	$—	$(25,000)

Cash flow from financing activities
Proceeds from sale of stock	—	—	71,368
Proceeds from related party debt	—	—	7,200
Net cash provided by financing activities	$—	$—	$78,568

Net increase/(decrease) in cash	(14,250)	(5,160)	9,503

Cash at beginning of period	23,753	17,575	—

Cash at end of period	$9,503	$12,415	$9,503

Supplemental cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

Basis of Presentation

The unaudited financial statements for the period ended December 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2013 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended December 31, 2013, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending September 30, 2014. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date.

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

As of December 31, 2013 and September 30, 2013, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Intangible assets

Based on the usefull life of the Intangible assets with definite lives as determined by the management are recorded at cost and amortized using the straight-line method over their estimated useful lives of 5 years.

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

NOTE C – INTANGIBLE ASSETS

Intangible assets consisted of the following as at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Software, Gross	25,000	25,000
Less: Accumulated depreciation	2,370	1,110
Software, Net	22,630	23,890

Depreciation expenses were $1,260 and $1,110 for the three months ended December 31, 2013 and for the previous year ended September 30, 2013 respectively.

NOTE D – COMMON STOCK

On or about August 6, 2012, Salah Blal and El Maraana, officers and directors of the Company, each purchased 2,600,000 common share of the company’s common stock for $13,000 each or $0.005 per share.

Between May 16, 2013 and June 5, 2013 the company sold 2,330,000 shares of common stock under the S-1 registration at $0.02 per share to 37 investors. Cash generated through the sale is $45,368  net of deferred offering cost of $1,500

As of December 31, 2013, there were 7,530,000 shares of common stock issued and outstanding.

NOTE E – RELATED TRANSACTIONS

On August 6, 2012, Salah Blal and El Maraana, officers and directors of the Company, each purchased 2,600,000 common share of the company’s common stock for $13,000 each or $0.005 per share.

During the year ended September 30, 2013, EL Maraana, Director, paid the accounts payable outstanding of $7,200 to Shang Chein Yang. As on December 31, 2013, related party payable outstanding to EL Maraana, Director is $7,200.

NOTE F – RIGHTS PURCHASE AGREEMENT.

On July 12, 2013, the Company entered into a purchase agreement with Yearbook Alive under which the company purchased all the software, data, documentation, written materials, files and training required to use operate and maintain the Online Yearbook Creator for $25,000.

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after December 31, 2013 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition And Results Of Operations

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

Results of Operations

Comparison for the Three Months Ended December 31, 2013 and 2012

Revenues

We have limited operational history. From our inception on August 06, 2012 to December 31, 2013 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended December 31, 2013 is $14,760 and for the three month ended December 31, 2012 is $9,960. Operating expenses for the three months ended December 30, 2013 consisted of professional fees of $2,500, Filing fees of $11,000 and Depreciation expense of $ 1,260. Operating expenses for the three months ended December 31, 2012 consisted of Professional Fees $2,750 and General and Administrative expenses of $7,210.

Net Loss

During the three months ended December 31, 2013 and 2012 the Company recognized net losses of $14,760 and $9,960.

Analysis for the Periods from August 06, 2012 (Inception) to December 31, 2013

Revenues

We have limited operational history. From our inception on August 06, 2012 to December 31, 2013 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the periods from August 06, 2012 (Inception) to December 31, 2013 is $46,435. Operating expenses consisted of professional fees of $20,325, General and Administrative expenses of $12,240, Depreciation expense of $ 2,370 and Filing fees of $ 11,500.

Net Loss

During the period from August 06, 2012 (Inception) to December 31, 2013 the Company recognized net losses of $46,435.

Liquidity and Capital Resources

On December 31, 2013, we had total current assets of $9,503 in cash, total current liabilities of $7,200 and working capital of $2,303.

Historically, we have financed our cash flow and operations from the sale of common stock.  Net cash provided by financing activities from August 6, 2012 (date of inception) to December 31, 2013 was $ 78,568 consisting of proceeds from the sale of common stock ($71,368) and proceeds from related party debt ($7,200).  During the three months period ended December 31, 2013 and December 31, 2012 net cash provided by financing activities was $0.

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

Going Concern

We have incurred net losses since our inception on August 6, 2012 through December 31, 2013 totaling $46,435 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the three months ended December 31, 2013 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2013, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Online Yearbook

DATED: February 11, 2014	By: /s/ El Maraana
El Maraana
President
CEO, and Director

