Form 10-Q
period 2014-03-31
ONLINE YEARBOOK
filed 2014-04-30
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

(702) 897-9997

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

As of April 20, 2014 the registrant had 7,530,000 issued and outstanding shares of common stock.

1

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

2

ONLINE YEARBOOK

(A Development Stage Company)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	7
		7
ITEM 4.	CONTROLS AND PROCEDURES

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	8

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	8

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	8

ITEM 4.	MINE SAFETY DISCLOSURES	8

ITEM 5.	OTHER INFORMATION	8

ITEM 6.	EXHIBITS	9

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONLINE YEARBOOK

(A Development Stage Company)

INDEX TO UNAUDITED FINANCIAL STATEMENT

FINANCIAL STATEMENTS

March 31, 2014

Page(s)
Unaudited Balance Sheets as of March 31, 2014 and September 30, 2013	F-1

Unaudited Statements of Operations for the three and six months ended March 31, 2014 and 2013 and for the Periods from August 6, 2012 (Inception) to March 31, 2014	F-2

Unaudited Statement of Stockholders Equity for the period from inception, August 6, 2012 through March 31, 2014	F-3

Unaudited Statements of Cash Flows for the six months ended March 31, 2014 and 2013 and for the Periods from inception, August 6, 2012 through March 31, 2014	F-4

Notes to Unaudited Financial Statements	F-5

4

Online Yearbook
(A Development Stage Enterprise)
Balance Sheet (Unaudited)
March 31, 2014 and September 30, 2013

	March 31, 2014	September 30, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$7,703	$23,753
Total current assets	7,703	23,753

Intangible Assets
Software, net	21,397	23,890

Total assets	$29,100	$47,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$—	$750
Loans payable -related party	7,200	7,200
Total liabilities(All Current)	7,200	7,950

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares
authorized, 7,530,000 and 7,530,000 shares issued and
outstanding at March 31, 2014 and September 30, 2013	7,530	7,530
Additional paid-in capital	63,838	63,838
Deficit accumulated during the development stage	(49,468)	(31,675)
Total stockholders’ equity	$21,900	$39,693

Total liabilities and stockholders’ equity	$29,100	$47,643

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement Of Operations (Unaudited)
For the three and six months ended March 31, 2014 and March 31, 2013
For the periods from August 6, 2012 (Inception) to March 31, 2014

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the six months ended March 31, 2014	For the six months ended March 31, 2013	From the Periods from August 6, 2012 (Inception ) to March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—	$—

Expenses
General administrative	—	3,130	—	10,340	12,740
Professional fees	1,800	1,800	4,300	4,550	21,625
Depreciation	1,233	—	2,493	—	3,603
Filing fees	—	—	11,000	—	11,500
Total expenses	$3,033	$4,930	$17,793	$14,890	$49,468

Net income (loss)	$(3,033)	$(4,930)	$(17,793)	$(14,890)	$(49,468)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	7,530,000	5,200,000	7,530,000	5,200,000

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement of Stockholders' Equity (Unaudited)
For the periods from Inception (August 6, 2012) to March 31, 2014

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at August 6 , 2012	—	$—	$—	$—	$—

Common stock issued for promoters
at $0.005 per share	5,200,000	5,200	20,800	—	26,000

Net income (loss) from inception
through September 30, 2012	—	—	—	(9,325)	(9,325)

Balance at September 30, 2012	5,200,000	5,200	20,800	(9,325)	16,675

Common stock issued for cash
at $0.02 per share	2,330,000	2,330	44,538	—	46,868
Deferred Offering Cost			(1,500)		(1,500)

Net income(loss) for the year ended
September 30, 2013	—	—	—	(22,350)	(22,350)

Balance at September 30, 2013	7,530,000	7,530	63,838	(31,675)	39,693

Net income(loss) for the six months ended
March 31, 2014	—	—	—	(17,793)	(17,793)

Balance at March 31, 2014	7,530,000	7,530	63,838	(49,468)	21,900

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement Of Cash Flows (Unaudited)
For the six months ended March 31, 2014 and March 31, 2013
For the periods from August 6, 2012 (Inception) to March 31, 2014

	For the six months ended March 31, 2014	For the six months ended March 31, 2013	For the Periods from August 6, 2012 (Inception) to March 31, 2014
Cash flow from operating activities
Net income (loss)	$(17,793)	$(14,890)	$(49,468)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation	2,493	—	3,603
Accounts payable	(750)	6,600	—
Net cash used in operating activities	$(16,050)	$(8,290)	$(45,865)

Cash flows from investing activities
Acquired intangible asset	—	—	(25,000)
Net cash used in investing activities	$—	$—	$(25,000)

Cash flow from financing activities
Proceeds from sale of stock	—	—	71,368
Proceeds from related party debt	—	—	7,200
Net cash provided by financing activities	$—	$—	$78,568

Net increase/(decrease) in cash	(16,050)	(8,290)	7,703

Cash at beginning of period	23,753	17,575	—

Cash at end of period	$7,703	$9,285	$7,703

Supplemental cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.
F-4

ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

Basis of Presentation

The unaudited financial statements for the period ended March 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the six month ended March 31, 2014, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending September 30, 2014. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date.

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

ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

As of March 31, 2014 and September 30, 2013, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred.

ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

Intangible assets

Based on the useful life of the Intangible assets with definite lives as determined by the management are recorded at cost and amortized using the straight-line method over their estimated useful lives of 5 years.

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

ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

NOTE C – INTANGIBLE ASSETS

Intangible assets consisted of the following as at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Software, Gross	25,000	25,000
Less: Accumulated depreciation	3,603	1,110
Software, Net	21,397	23,890

Depreciation expenses were $2,493 and $1,110 for the six months ended March 31, 2014 and for the previous year ended September 30, 2013 respectively.

NOTE D – COMMON STOCK

On or about August 6, 2012, Salah Blal and El Maraana, officers and directors of the Company, each purchased 2,600,000 common share of the company’s common stock for $13,000 each or $0.005 per share.

Between May 16, 2013 and June 5, 2013 the company sold 2,330,000 shares of common stock under the S-1 registration at $0.02 per share to 37 investors. Cash generated through the sale is $45,368 net of deferred offering cost of $1,500

As of March 31, 2014, there were 7,530,000 shares of common stock issued and outstanding.

NOTE E – RELATED TRANSACTIONS

On August 6, 2012, Salah Blal and El Maraana, officers and directors of the Company, each purchased 2,600,000 common share of the company’s common stock for $13,000 each or $0.005 per share.

During the year ended September 30, 2013, EL Maraana, Director, paid the accounts payable outstanding of $7,200 to Shang Chein Yang. As on March 31, 2014, related party payable outstanding to EL Maraana, Director is $7,200.

NOTE F – RIGHTS PURCHASE AGREEMENT.

On July 12, 2013, the Company entered into a purchase agreement with Yearbook Alive under which the company purchased all the software, data, documentation, written materials, files and training required to use operate and maintain the Online Yearbook Creator for $25,000.

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after March 31, 2014 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2014.

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

Overview

Online Yearbook was formed on August 6, 2012. The Company will provide, produce, design and publish online yearbooks for schools, companies and government agencies. As yearbooks have been a staple of junior high and high schools in the United States going back several generations, the Company feels that its product will benefit from the familiarity of the basic concept. The Company will utilize social networking websites, search engine optimization, banner exchange and regular media for its marketing efforts. The Company has purchased software, data, documentation and training from Yearbook Alive to use, operate and maintain the Online Yearbook Creator.

Results of Operations

Comparison for the Three Months Ended March 31, 2014 and 2013

Revenues

During the three months period ended March 31, 2014 and 2013 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2014 is $3,033 and for the three month ended March 31, 2013 is $4,930. Operating expenses for the three months ended March 31, 2014 consisted of professional fees of $1,800 and Depreciation expense of $1,233. Operating expenses for the three months ended March 31, 2013 consisted of Professional Fees $1,800 and General and Administrative expenses of $3,130.

Net Loss

During the three months ended March 31, 2014 and 2013 the Company recognized net losses of $3,033and $4,930.

Comparison for the Six Months Ended March 31, 2014 and 2013

Revenues

During the six months period ended March 31, 2014 and 2013 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the six months ended March 31, 2014 is $17,793 and for the six month ended March 31, 2013 is $14,890. Operating expenses for the six months ended March 31, 2014 consisted of professional fees of $4,300, Filing fees of $11,000 and Depreciation expense of $ 2,493. Operating expenses for the six months ended March 31, 2013 consisted of Professional Fees $4,550and General and Administrative expenses of $10,340.

Net Loss

During the six months ended March 31, 2014 and 2013 the Company recognized net losses of $17,793 and $14,890.

Analysis for the Periods from August 06, 2012 (Inception) to March 31, 2014

Revenues

We have limited operational history. From our inception on August 06, 2012 to March 31, 2014 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the periods from August 06, 2012 (Inception) to March 31, 2014 is $49,468. Operating expenses consisted of professional fees of $21,625, General and Administrative expenses of $12,740, Depreciation expense of $ 3,603 and Filing fees of $ 11,500.

Net Loss

During the period from August 06, 2012 (Inception) to March 31, 2014 the Company recognized net losses of $49,468.

Liquidity and Capital Resources

On March 31, 2014, we had total current assets of $7,703 in cash, total current liabilities of $7,200 and working capital of $503

Historically, we have financed our cash flow and operations from the sale of common stock and from debt.  Net cash provided by financing activities from August 6, 2012 (date of inception) to March 31, 2014 was $ 78,568 consisting of proceeds from the sale of common stock ($71,368) and proceeds from related party debt ($7,200).  During the six months ended March 31, 2014 and March 31, 2013 net cash provided by financing activities was $0.

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

Going Concern

We have incurred net losses since our inception on August 6, 2012 through March 31, 2014 totaling $49,468 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended September 30, 2013 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2014, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2014, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended March 31, 2014 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Online Yearbook

DATED: April 30, 2014	By: /s/ El Maraana
El Maraana
President
CEO, and Director

