Form 10-Q
period 2014-06-30
ONLINE YEARBOOK
filed 2014-08-08
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Common Stock, par value $0.001

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

As of August 6, 2014 the registrant had 7,530,000 issued and outstanding shares of common stock.

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

1

ONLINE YEARBOOK

(A Development Stage Company)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ONLINE YEARBOOK

(A Development Stage Company)

INDEX TO UNAUDITED FINANCIAL STATEMENT

FINANCIAL STATEMENTS

June 30, 2014

Page(s)
Unaudited Balance Sheets as of June 30, 2014 and September 30, 2013	F-1

Unaudited Statements of Operations for the three and nine months ended June 30, 2014 and 2013 and for the Periods from August 6, 2012 (Inception) to June 30, 2014	F-2

Unaudited Statement of Stockholders Equity for the period from inception, August 6, 2012 through June 30, 2014	F-3

Unaudited Statements of Cash Flows for the nine months ended June 30, 2014 and 2013 and for the Periods from inception, August 6, 2012 through June 30, 2014	F-4

Notes to Unaudited Financial Statements	F-5

3

Online Yearbook
(A Development Stage Enterprise)
Balance Sheet (Unaudited)
June 30, 2014 and September 30, 2013

	June 30, 2014	September 30, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$7,703	$23,753
Total current assets	7,703	23,753

Intangible Assets
Software, net	20,150	23,890

Total assets	$27,853	$47,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,800	$750
Loans payable -related party	7,200	7,200
Total liabilities(All Current)	9,000	7,950

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares
authorized, 7,530,000 and 7,530,000 shares issued and
outstanding at June 30, 2014 and September 30, 2013	7,530	7,530
Additional paid-in capital	63,838	63,838
Deficit accumulated during the development stage	(52,515)	(31,675)
Total stockholders’ equity	$18,853	$39,693

Total liabilities and stockholders’ equity	$27,853	$47,643

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement Of Operations (Unaudited)
For the three and nine months ended June 30, 2014 and June 30, 2013
For the periods from August 6, 2012 (Inception) to June 30, 2014

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the nine months ended June 30, 2014	For the nine months ended June 30, 2013	From the Periods from August 6, 2012 (Inception ) to June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—	$—

Expenses
General administrative	—	—	—	10,340	12,740
Professional fees	1,800	2,550	6,100	7,100	23,425
Amortization	1,247	—	3,740	—	4,850
Filing fees	—	—	11,000	—	11,500
Total expenses	$3,047	$2,550	$20,840	$17,440	$52,515

Net income (loss)	$(3,047)	$(2,550)	$(20,840)	$(17,440)	$(52,515)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	7,530,000	6,275,385	7,530,000	5,558,462

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement of Stockholders' Equity (Unaudited)
For the periods from Inception (August 6, 2012) to June 30, 2014

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at August 6 , 2012	$—	$—	$—	$—	$—

Common stock issued for promoters
at $0.005 per share	5,200,000	5,200	20,800	—	26,000

Net income (loss) from inception
through September 30, 2012	—	—	—	(9,325)	(9,325)

Balance at September 30, 2012	5,200,000	5,200	20,800	(9,325)	16,675

Common stock issued for cash
at $0.02 per share	2,330,000	2,330	44,538	—	46,868
Deferred Offering Cost			(1,500)		(1,500)

Net income(loss) for the year ended
September 30, 2013	—	—	—	(22,350)	(22,350)

Balance at September 30, 2013	7,530,000	7,530	63,838	(31,675)	39,693

Net income(loss) for the nine months ended
June 30, 2014	—	—	—	(20,840)	(20,840)

Balance at June 30, 2014	7,530,000	7,530	63,838	(52,515)	18,853

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement Of Cash Flows (Unaudited)
For the nine months ended June 30, 2014 and June 30, 2013
For the periods from August 6, 2012 (Inception) to June 30, 2014

	For the nine months ended June 30, 2014	For the nine months ended June 30, 2013	For the Periods from August 6, 2012 (Inception) to June 30, 2014
Cash flow from operating activities
Net income (loss)	$(20,840)	$(17,440)	$(52,515)
Adjustments to reconcile net income to net cash
used by operating activities:
Amortization	3,740	—	4,850
Deferred offering costs	—	1,500	—
Accounts payable	1,050	8,400	1,800
Net cash used in operating activities	$(16,050)	$(7,540)	$(45,865)

Cash flows from investing activities
Acquired intangible asset	—	—	(25,000)
Net cash used in investing activities	$—	$—	$(25,000)

Cash flow from financing activities
Proceeds from sale of stock	—	45,368	71,368
Proceeds from related party debt	—	—	7,200
Net cash provided by financing activities	$—	$45,368	$78,568

Net increase/(decrease) in cash	(16,050)	37,828	7,703

Cash at beginning of period	23,753	17,575	—

Cash at end of period	$7,703	$55,403	$7,703

Supplemental cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

Basis of Presentation

The unaudited financial statements for the period ended June 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the nine month ended June 30, 2014, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending September 30, 2014. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date.

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

ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

As of June 30, 2014 and September 30, 2013, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

ONLINE YEARBOOK

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

NOTE C – INTANGIBLE ASSETS

Intangible assets consisted of the following as at June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Software, Gross	25,000	25,000
Less: Accumulated amortization	4,850	1,110
Software, Net	20,150	23,890

Amortization expenses were $3,740 and $1,110 for the nine months ended June 30, 2014 and for the previous year ended September 30, 2013 respectively.

NOTE D – COMMON STOCK

On or about August 6, 2012, Salah Blal and El Maraana, officers and directors of the Company, each purchased 2,600,000 common share of the company’s common stock for $13,000 each or $0.005 per share.

Between May 16, 2013 and June 5, 2013 the company sold 2,330,000 shares of common stock under the S-1 registration at $0.02 per share to 37 investors. Cash generated through the sale is $45,368 net of deferred offering cost of $1,500

As of June 30, 2014, there were 7,530,000 shares of common stock issued and outstanding.

NOTE E – RELATED PARTY TRANSACTIONS

On August 6, 2012, Salah Blal and El Maraana, officers and directors of the Company, each purchased 2,600,000 common share of the company’s common stock for $13,000 each or $0.005 per share.

During the year ended September 30, 2013, EL Maraana, Director, paid the accounts payable outstanding of $7,200 to Shang Chein Yang.

As on June 30, 2014, related party payable outstanding to EL Maraana, Director is $7,200.

NOTE F – RIGHTS PURCHASE AGREEMENT.

On July 12, 2013, the Company entered into a purchase agreement with Yearbook Alive under which the company purchased all the software, data, documentation, written materials, files and training required to use operate and maintain the Online Yearbook Creator for $25,000.

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after June 30, 2014 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended June 30, 2014.

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

Results of Operations

Comparison for the Three Months Ended June 30, 2014 and 2013

Revenues

During the three months period ended June 30, 2014 and 2013 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended June 30, 2014 is $3,047 and for the three month ended June 30, 2013 is $2,550. Operating expenses for the three months ended June 30, 2014 consisted of Amortization expense of $1,247 and Professional Fees of $1,800. Operating expenses for the three months ended June 30, 2013 consisted of Professional Fees $2,550.

Net Loss

During the three months ended June 30, 2014 and 2013 the Company recognized net losses of $3,047 and $2,550.

Comparison for the Nine Months Ended June 30, 2014 and 2013

Revenues

During the six months period ended June 30, 2014 and 2013 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the nine months ended June 30, 2014 is $20,840 and for the nine month ended June 30, 2013 is $17,440. Operating expenses for the nine months ended June 30, 2014 consisted of professional fees of $6,100, Filing fees of $11,000 and Amortization expense of $ 3,740. Operating expenses for the nine months ended June 30, 2013 consisted of Professional Fees $7,100 and General and Administrative expenses of $10,340.

Net Loss

During the six months ended June 30, 2014 and 2013 the Company recognized net losses of $20,840 and $17,440.

Analysis for the Periods from August 06, 2012 (Inception) to June 30, 2014

Revenues

We have limited operational history. From our inception on August 06, 2012 to June 30, 2014 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the periods from August 06, 2012 (Inception) to June 30, 2014 is $52,515. Operating expenses consisted of professional fees of $23,425, General and Administrative expenses of $12,740, Amortization expense of $ 4,850 and Filing fees of $ 11,500.

Net Loss

During the period from August 06, 2012 (Inception) to June 30, 2014 the Company recognized net losses of $52,515.

Liquidity and Capital Resources

On June 30, 2014, we had total current assets of $7,703 in cash, total current liabilities of $9,000 and negative working capital of $1,297.

Historically, we have financed our cash flow and operations from the sale of common stock and from debt.  Net cash provided by financing activities from August 6, 2012 (date of inception) to June 30, 2014 was $ 78,568 consisting of proceeds from the sale of common stock ($71,368) and proceeds from related party debt ($7,200).  During the nine months ended June 30, 2014 and June 30, 2013 net cash provided by financing activities was $0 and $45,368, respectively.

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

Going Concern

We have incurred net losses since our inception on August 6, 2012 through June 30, 2014 totaling $52,515 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended September 30, 2013 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of June 30, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2014, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2014, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the third quarter ended June 30, 2014 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Online Yearbook

DATED: August 7, 2014	By: /s/ El Maraana
El Maraana
President
CEO, and Director

