Form 10-K
period 2014-09-30
ONLINE YEARBOOK
filed 2014-10-29
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 29, 2014 the registrant had 7,530,000 issued and outstanding shares of common stock.

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

Chose Design – The client inputs basic information which allows the program to choose an appropriate “Personality Package” which is then presented to the client and the client chooses from a number of designs which are deemed appropriate for the Personality Package.

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

Results of Operations

Comparison for the Year Ended September 30, 2014 and 2013

Revenues

During the years ended September 30, 2014 and 2013 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the years ended September 30, 2014 and 2013 is $27,644 and $22,350 respectively. Operating expenses for the year ended September 30, 2014 consisted of Professional fees of $7,900, Filing fees of $14,221, Amortization expense of $5,000 and General and Administrative expenses of $523. Operating expenses for the year ended September 30, 2013 consisted of Professional fees $10,400, Filing fees of $500, Amortization expense of $ 1,110 and General and Administrative expenses of $10,340.

Net Loss

During the years ended September 30, 2014 and 2013 the Company recognized net losses of $27,644 and $22,350 respectively.

Analysis for the Periods from August 06, 2012 (Inception) to September 30, 2014

Revenues

We have limited operational history. From our inception on August 06, 2012 to September 30, 2014 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the periods from August 06, 2012 (Inception) to September 30, 2014 is $59,319. Operating expenses consisted of Professional fees of $25,225, General and Administrative expenses of $13,263, Amortization expense of $6,110 and Filing fees of $14,721.

Net Loss

During the period from August 06, 2012 (Inception) to September 30, 2014 the Company recognized net losses of $59,319.

Liquidity and Capital Resources

On September 30, 2014, we had total current assets of $7,982 in cash and prepaid expenses, total current liabilities of $14,823 and negative working capital of $6,841.

Historically, we have financed our cash flow and operations from the sale of common stock and from debt.  Net cash provided by financing activities from August 6, 2012 (date of inception) to September 30, 2014 was $ 80,368 consisting of proceeds from the sale of common stock $71,368 and proceeds from related party debt $9,000.  During the years ended September 30, 2014 and 2013 net cash provided by financing activities was $1,800 and $54,068, respectively.

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

Going Concern

We have incurred net losses since our inception on August 6, 2012 through September 30, 2014 totaling $59,319 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended September 30, 2014 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 8. Financial Statements and Supplementary Data

ONLINE YEARBOOK

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2014

Page(s)
Balance Sheets as of September 30, 2014 and September 30, 2013	F-3

Statements of Operations for the year ended September 30, 2014, , September 30, 2013 and For the Period from August 6, 2012 (Inception) to September 30, 2014	F-4

Statement of Stockholders Equity from August 6, 2012 to September 30, 2014	F-5

Statements of Cash Flows for the year ended September 30, 2014, September 30, 2013 and the Period of August 6, 2012 (Inception) to September 30, 2014	F-6

Notes to the Audited Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Online Yearbook:

We have audited the accompanying balance sheets of Online Yearbook (a Nevada corporation in the development stage) as of September 30, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2014 and 2013 and from inception (August 6, 2012) through September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Yearbook as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years ended September 30, 2014 and 2013 and from inception (August 6, 2012) through September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as September 30, 2014, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

October 28, 2014

Online Yearbook
(A Development Stage Enterprise)
Balance Sheet
For the year ended September 30, 2014 and 2013

	September 30, 2014	September 30, 2013
ASSETS
Current assets
Cash	$5,903	$23,753
Prepaid expenses	2,079
Total current assets	$7,982	$23,753

Intangible Assets
Software, net	18,890	23,890

Total assets	$26,872	$47,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,823	$750
Loans payable -related party	9,000	7,200
Total liabilities(All Current)	14,823	7,950

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares
authorized, 7,530,000 and 7,530,000 shares issued and
outstanding at September 30, 2014 and September 30, 2013	7,530	7,530
Additional paid-in capital	63,838	63,838
Deficit accumulated during the development stage	(59,319)	(31,675)
Total stockholders’ equity	$12,049	$39,693

Total liabilities and stockholders’ equity	$26,872	$47,643

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement Of Operations
For the year ended September 30, 2014 and 2013
For the periods from August 6, 2012 (Inception) to September 30, 2014

	For the year ended September 30, 2014	For the year ended September 30, 2013	From the Periods from August 6, 2012 (Inception ) to September 30, 2014

Revenue	$—	$—	$—

Expenses
General and administrative	523	10,340	13,263
Professional fees	7,900	10,400	25,225
Amortization	5,000	1,110	6,110
Filing fees	14,221	500	14,721
Total expenses	$27,644	$22,350	$59,319

Net income (loss)	$(27,644)	$(22,350)	$(59,319)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average shares outstanding	7,530,000	5,946,877

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement of Stockholders' Equity
For the periods from Inception (August 6, 2012) to September 30, 2014

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at August 6 , 2012	—	$—	$—	$—	$—

Common stock issued for promoters
at $0.005 per share	5,200,000	5,200	20,800	—	26,000

Net income (loss) from inception
through September 30, 2012	—	—	—	(9,325)	(9,325)

Balance at September 30, 2012	5,200,000	5,200	20,800	(9,325)	16,675

Common stock issued for cash
at $0.02 per share	2,330,000	2,330	44,538	—	46,868
Deferred Offering Cost			(1,500)		(1,500)

Net income(loss) for the year ended
September 30, 2013	—	—	—	(22,350)	(22,350)

Balance at September 30, 2013	7,530,000	7,530	63,838	(31,675)	39,693

Net income(loss) for the year ended
September 30, 2014	—	—	—	(27,644)	(27,644)

Balance at September 30, 2014	7,530,000	$7,530	$63,838	$(59,319)	$12,049

The accompanying notes are an integral part of these financial statements.

Online Yearbook
(A Development Stage Enterprise)
Statement Of Cash Flows
For the year ended September 30, 2014 and 2013
For the periods from August 6, 2012 (Inception) to September 30, 2014

	For the year ended September 30, 2014	For the year ended September 30, 2013	For the Periods from August 6, 2012 (Inception) to September 30, 2014
Cash flow from operating activities
Net income (loss)	$(27,644)	$(22,350)	$(59,319)
Adjustments to reconcile net income to net cash
used by operating activities:
Amortization	5,000	1,110	6,110
Accounts payable	5,073	(1,650)	5,823
Prepaid expenses	(2,079)	—	(2,079)
Net cash used in operating activities	$(19,650)	$(22,890)	$(49,465)

Cash flows from investing activities
Acquired intangible asset	—	(25,000)	(25,000)
Net cash used in investing activities	$—	$(25,000)	$(25,000)

Cash flow from financing activities
Proceeds from sale of stock	—	46,868	71,368
Proceeds from related party debt	1,800	7,200	9,000
Net cash provided by financing activities	$1,800	$54,068	$80,368

Net increase/(decrease) in cash	(17,850)	6,178	5,903

Cash at beginning of period	23,753	17,575	—

Cash at end of period	$5,903	$23,753	$5,903

Supplemental cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ONLINE YEARBOOK
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2014

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

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted when the Company maintains property and equipment.

ONLINE YEARBOOK
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2014

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents. Cash is not restricted and is held in an escrow account administered by the Company’s attorney.

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

As of September 30, 2014 and 2013, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

September 30, 2014

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014.

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

September 30, 2014

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

NOTE C – INTANGIBLE ASSETS

Intangible assets consisted of the following as at September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Software, Gross	25,000	25,000
Less: Accumulated amortization	6,110	1,110
Software, Net	18,890	23,890

Amortization expenses were $5,000 and $1,110 for the years ended September 30, 2014 and 2013 respectively.

NOTE D – COMMON STOCK

On or about August 6, 2012, Salah Blal and El Maraana, officers and directors of the Company, each purchased 2,600,000 common share of the company’s common stock for $13,000 each or $0.005 per share.

Between May 16, 2013 and June 5, 2013 the company sold 2,330,000 shares of common stock under the S-1 registration at $0.02 per share to 36 investors. Cash generated through the sale is $45,368 net of deferred offering cost of $1,500

As of September 30, 2014, there were 7,530,000 shares of common stock issued and outstanding.

NOTE E – RELATED PARTY TRANSACTIONS

On August 6, 2012, Salah Blal and El Maraana, officers and directors of the Company, each purchased 2,600,000 common share of the company’s common stock for $13,000 each or $0.005 per share.

During the year ended September 30, 2013, EL Maraana, Director, paid the accounts payable outstanding of $7,200 to Shang Chein Yang.

On July 18, 2014, EL Maraana, Director, paid the professional fees of $1,800 to Weinberg & Baer.

As on September 30, 2014 and 2013, related party payable outstanding to EL Maraana, Director is $9,000 and $7,200 respectively.

NOTE F – RIGHTS PURCHASE AGREEMENT.

On July 12, 2013, the Company entered into a purchase agreement with Yearbook Alive under which the company purchased all the software, data, documentation, written materials, files and training required to use operate and maintain the Online Yearbook Creator for $25,000.

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after September 30, 2014 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended September 30, 2014.

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of September 30, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2014, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2014, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the fiscal year ended September 30, 2014 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Directors, Executive Officers

Name	Age	Position
El Maraana	41	Chairman of the Board, President
Salah Blal	37	Secretary, Treasurer, Director

Mr. El Maraana

Mr. El Maraana, our President, and Director since August 6, 2012, have been involved in the photography industry from 1991 Mr. Maraana own his solo proprietor photography business to the present. Located Ashdod Israel, the mail clients are school in south Israel,

Mr. Maraana was working with Mr. Salah Blal as a photographer and he has extensive experience with schools as a photographer and with yearbook programs.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Specific due dates for these reports have been established. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended September 30, 2014, each of the forms were filed timely.

Item 11. Executive Compensation

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the last fiscal year for the last two fiscal years.

			(a)	(b)	(c)
Name and Principal Position	Year	Salary*	Bonus	Option Awards	All Other Compensation	Total Compensation
El Maraana	2014	$0	$0	$0	$0	$0
Chairman of the Board, CEO	2013	$0	$0	$0	$0	$0
President

Salah Blah	2014	$0	$0	$0	$0	$0
Secretary, Treasurer, CFO, CAO	2013	$0	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of September 30, 2014

Compensation of Non-Employee Directors. We currently have no non-employee directors and no compensation was paid to non-employee directors in the period ended September 30, 2014. We intend during 2015 to identify qualified candidates to serve on the Board of Directors and to develop a compensation package to offer to members of the Board of Directors and its Committees.

Stock Option Grants

We have not granted any stock options to our executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for development stage companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of September 30, 2014, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on September 30, 2014 (7,530,000).

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended September 30, 2014 and 2013 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2014 and 2013 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended September 30, 2014	Year Ended September 30, 2013
Audit Fees and Audit Related Fees	$7,900	$7,900
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$7,900	$7,900

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

Online Yearbook

DATED: October 29, 2014	By: /s/ El Maraana
El Maraana
President
CEO, and Director

