Form 10-Q
period 2014-12-31
RMR Industrials, Inc.
filed 2015-02-13
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-185046

RMR Industrials, Inc.

(Name of registrant in its charter)

Nevada	46-0750094
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

39595 Wilshire Blvd., Suite 310

Beverly Hills, CA 90212

(Address of principal executive offices)

(310) 409-4113

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of February 11, 2015 the registrant had 7,530,000 issued and outstanding shares of common stock.

RMR INDUSTRIALS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Quarterly Report.

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

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to RMR Industrials, Inc. The term "fiscal year" refers to our fiscal year ending September 30. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

1

RMR INDUSTRIALS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RMR INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENT

FINANCIAL STATEMENTS

December 31, 2014

3

RMR Industrials, Inc.

Balance Sheet (Unaudited)

December 31, 2014 and September 30, 2014

	December 31, 2014	September 30, 2014*
	(Unaudited)
ASSETS
Current assets
Cash	$-	$5,903
Prepaid expenses	-	2,079
Total current assets	-	7,982

Intangible Assets
Software, net	-	18,890
Total assets	$-	$26,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$-	$5,823
Accrued liabilities, related party	743	-
Loans payable, related party	-	9,000
Total liabilities (All Current)	743	14,823

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares
authorized, 7,530,000 and 7,530,000 shares issued and
outstanding at December 31, 2014 and September 30, 2014	7,530	7,530
Additional paid-in capital	72,838	63,838
Accumulated deficit	(81,111)	(59,319)
Total stockholders’ equity (deficit)	$(743)	$12,049

Total liabilities and stockholders’ equity (deficit)	$-	$26,872

* Derived from audited September 30, 2014 financial statements

The accompanying notes are an integral part of these financial statements.

RMR Industrials, Inc.

Statement Of Operations (Unaudited)

For the three months ended December 31, 2014 and December 31, 2013

	For the three months ended December 31, 2014	For the three months ended December 31, 2013
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Expenses
General administrative	2,159	-
Professional fees	-	2,500
Depreciation	-	1,260
Disposal of software	18,890	-
Filing fees	743	11,000
Total expenses	$21,792	$14,760

Net loss	$(21,792)	$(14,760)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average shares outstanding	7,530,000	7,530,000

The accompanying notes are an integral part of these financial statements.

RMR Industrials, Inc.

Statement Of Cash Flows (Unaudited)

For the three months ended December 31, 2014 and December 31, 2013

	For the three months ended December 31, 2014	For the three months ended December 31, 2013
Cash flow from operating activities
Net income (loss)	$(21,792)	$(14,760)

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	-	1,260
Disposal of software	18,890	-
Changes in operating assets and liabilities		-
Prepaid expenses	2,079	-
Accounts payable	(5,823)	(750)
Accrued liabilities, related party	743	-
Net cash used in operating activities	$(5,903)	$(14,250)

Net increase/(decrease) in cash	(5,903)	(14,250)

Cash at beginning of period	5,903	23,753

Cash at end of period	$-	$9,503

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash transactions

During the three months ended December 31, 2014, the Company recorded a capital contribution of $9,000 related to forgiveness of related party loan payable.

The accompanying notes are an integral part of these financial statements.

RMR INDUSTRIALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

Online Yearbook was incorporated in the State of Nevada on August 6, 2012. Online Yearbook was a development stage company with the principal business objective of developing and marketing an online yearbook.

On November 17, 2014, Rocky Mountain Resource Holdings LLC, a Nevada limited liability company (the “Purchaser”) became the majority shareholder of Online Yearbook, by acquiring 5,200,000 shares of common stock of Online Yearbook (the “Shares”), or 69.06% of the issued and outstanding shares of common stock, pursuant to stock purchase agreements with Messrs. El Maraana and Salah Blal. The Shares were acquired for an aggregate purchase price of $357,670. The Purchaser was the source of the funds used to acquire the Shares. In connection with Online Yearbook’s receipt of approval from the Financial Industry Regulatory Authority (“FINRA”), effective December 8, 2014, Online Yearbook amended its Articles of Incorporation to change its name from “Online Yearbook” to “RMR Industrials, Inc.”

RMR Industrials, Inc. (the “Company” or “RMRI”) seeks to acquire and consolidate complimentary industrial assets. Typically these assets are the core manufacturer and supplier of specific bulk commodity minerals and chemicals distributed to the global manufacturer industry. RMRI’s consolidation strategy is to assemble a portfolio of mature and value-add industrial commodities businesses to generate scalable enterprises with a vast portfolio of products and services addressing a common and stable customer base.

Basis of Presentation

The unaudited financial statements for the period ended December 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2014 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three month period ended December 31, 2014, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending September 30, 2015. The balance sheet at September 30, 2014 has been derived from the audited financial statements at that date.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of RMR Industrials, Inc. (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

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

The Company has no operation to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted when the Company maintains property and equipment.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition

The Company has no revenue to date. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of properties acquired and sale contract specifications.

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

As of December 31, 2014 and September 30, 2014, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board recently issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

The Financial Accounting Standards Board recently issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the financial reporting distinction of being a development stage entity within U.S. generally accepted accounting principles. Accordingly, the ASU eliminates the incremental requirements for development stage entities to (a) present inception-to-date information in the statements of income, cash flows and shareholder’s equity, (b) label the financial statements as those of a development stage entity, (c) disclose a description of the development stage activities in which the entity is engaged and (d) disclose in the first year in which the development stage entity that in prior years it had been in the development stage. The amendments related to the elimination of inception-to-date information should be applied retrospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of these amendments is permitted for any annual reporting period or interim period for which the entity’s financials statements has not yet been issued. The Company has elected early application of these amendments with the quarterly report filed for December 31, 2014.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

Intangible assets

Based on the useful life of the Intangible assets with definite lives as determined by the management are recorded at cost and amortized using the straight-line method over their estimated useful lives of 5 years.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider include:

•	Significant changes in the operational performance or manner of use of acquired assets or the strategy for our overall business,
•	Significant negative market conditions or economic trends, and
•	Significant technological changes or legal factors which may render the asset obsolete.

We evaluate long-lived assets based upon an estimate of future undiscounted cash flows. Recoverability of these assets is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Future net undiscounted cash flows include estimates of future revenues and expenses which are based on projected growth rates. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. The reasonableness of our judgment could significantly affect the carrying value of our long-lived assets.

NOTE C – GOING CONCERN

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

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock and from acquiring loans to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock and proceeds from related party debt. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

NOTE D – INTANGIBLE ASSETS

Intangible assets consisted of the following as at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Software, Gross	$-	$25,000
Less: Accumulated depreciation	-	(6,110)
Software, Net	$-	$18,890

Depreciation expenses were $0 and $1,260 in the three months ended December 31, 2014 and 2013, respectively.

During the three months ended December 31, 2014, the Company recorded a loss on disposal of intangible asset for $18,890, since this software would no longer be used in continuing operations.

NOTE E – COMMON STOCK

As of December 31, 2014, there were 7,530,000 shares of common stock issued and outstanding.

NOTE F – RELATED TRANSACTIONS

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

On July 18, 2014, El Maraana, Director, paid the professional fees of $1,800 to Weinberg & Baer.

On November 17, 2014, the Purchaser acquired 5,200,000 shares of common stock, pursuant to stock purchase agreements with Messrs. El Maraana and Salah Blal for an aggregate purchase price of $357,670. In connection with the Company’s acquisition by the Purchaser, the outstanding related party loan of $9,000 was extinguished.

During the three months ended December 31, 2014, the Purchaser paid $743 of operating expenses on behalf of the Company.

NOTE G – RIGHTS PURCHASE AGREEMENT.

On July 12, 2013, Online Yearbook entered into a purchase agreement with Yearbook Alive under which the company purchased all the software, data, documentation, written materials, files and training required to use operate and maintain the Online Yearbook Creator for $25,000. As a result of the Company’s change in business model, the Company recorded a loss on disposal of intangible asset for $18,890 during the three months ended December 31, 2014.

NOTE H – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after December 31, 2014 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Overview

We were incorporated in the State of Nevada on August 6, 2012 under the name “Online Yearbook” with the principal business objective of developing and marketing online yearbooks for schools, companies and government agencies.

On November 17, 2014, Rocky Mountain Resource Holdings LLC, a Nevada limited liability company (the “Purchaser”) became our majority shareholder by acquiring 5,200,000 shares of our common stock (the “Shares”), or 69.06% of the issued and outstanding shares of our common stock, pursuant to stock purchase agreements with Messrs. El Maraana and Salah Blal, our former officers and directors. The Shares were acquired for an aggregate purchase price of $357,670.

On December 8, 2014, we changed our name to “RMR Industrials, Inc.” in connection with the change in our business plan

We plan to acquire and consolidate complimentary industrial assets.  Typically these assets are the core manufacturer and supplier of specific bulk commodity minerals and chemicals distributed to the global manufacturer industry. Our consolidation strategy is to assemble a portfolio of mature and value-add industrial commodities businesses to generate scalable enterprises with a large portfolio of products and services addressing a common and stable customer base. We believe that smaller, legacy-owned industrial companies will benefit from economies of scale and professional asset allocation. Our acquisition strategy seeks to capitalize on the price differential between public company and private company valuations, while also providing the platform to access capital markets and professional management oversight.

Results of Operations

Comparison for the Three Months Ended December 31, 2014 and 2013

Revenues

We have a limited operational history. From inception on August 6, 2012 to December 31, 2014, we did not generate any revenues. We anticipate substantial losses for the foreseeable future and our ability to generate any revenues in the next twelve (12) months continues to be uncertain.

Operating Expenses

Our operating expenses for the three months ended December 31, 2014 is $21,792, and for the three month ended December 31, 2013 is $14,760. Operating expenses for the three months ended December 30, 2014 consisted of general and administrative expense of $2,159, filing fees of $743 and disposal of software cost of $18,890. Operating expenses for the three months ended December 31, 2013 consisted of professional fees of $2,500, filing fees of $11,000 and depreciation expense of $ 1,260.

Net Loss

During the three months ended December 31, 2014 and 2013, we recognized net losses of $21,792 and $14,760.

Liquidity and Capital Resources

On December 31, 2014, we had no current assets, total current liabilities of $743 and working capital deficit of $743.

Historically, we have financed cash flow and operations from the sale of common stock.  During the three months period ended December 31, 2014 and December 31, 2013, net cash used in operating activities was $5,903 and $14,250, respectively.

Our current cash requirements are significant due to projected expenses for implementation of our business plan, and we anticipate generating losses. We will need approximately $100,000 in additional funds over the next 12 months in order to fully implement our business plan.

4

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

Going Concern

We have incurred net losses since our inception on August 6, 2012 through December 31, 2014 totaling $81,111 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended September 30, 2014 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

5

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1(a)	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on November 20, 2012).

3.2(b)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 9, 2014).

3.2	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on November 20, 2012).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files

* Filed herewith

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMR Industrials, Inc.

DATED: February 13, 2015	By:	/s/ Gregory Dangler
Gregory Dangler
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)