Form 10-Q
period 2015-03-31
RMR Industrials, Inc.
filed 2015-05-13
CIK 1556179

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-185046

RMR Industrials, Inc.

(Name of registrant in its charter)

Nevada	46-0750094
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9595 Wilshire Blvd., Suite 310

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2015, the registrant had 16,144,142 shares of Class A Common Stock and 35,785,858 shares of Class B Common Stock outstanding.

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

Unless otherwise specified or required by context, as used in this Quarterly Report, the terms "we," "our," "us" and the "Company" refer collectively to RMR Industrials, Inc. and its wholly-owned subsidiary, RMR IP, Inc. The term "fiscal year" refers to our fiscal year ending September 30. Unless otherwise indicated, the term "common stock" refers to shares of our Class A Common Stock and Class B Common Stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

1

RMR INDUSTRIALS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RMR INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENT

FINANCIAL STATEMENTS

March 31, 2015

3

RMR Industrials, Inc.

Balance Sheet

March 31, 2015
(Unaudited)
ASSETS
Current assets
Cash	$4,733
Total current assets	4,733

Intangible asset, net	5,956
Total assets	$10,689

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$127,770
Accounts payable, related party	341,650
Accrued liabilities related party	385,743
Total liabilities	855,163

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized and none issued and outstanding	-
Class A common stock, $0.001 par value, 2,000,000,000 shares authorized, 35,785,858 shares issued and outstanding	35,786
Class B common stock, $0.001 par value, 2,000,000,000 shares authorized, 16,144,142 shares issued and outstanding	16,144
Common stock subscribed	(65)
Additional paid-in capital	(47,875)
Accumulated deficit	(848,464)
Total stockholders’ deficit	$(844,474)

Total liabilities and stockholders’ deficit	$10,689

RMR Industrials, Inc.

Statements Of Operations (Unaudited)

For the three months ended March 31, 2015 and October 15, 2014 (inception) through March 31, 2015

	For the three months ended March 31, 2015	For the period October 15, 2014 (inception) through March 31, 2015
	(Unaudited)	(Unaudited)

Operating Expenses
Selling, general and administrative	$514,277	$848,464
Loss from operations	(514,277)	$(848,464)
Other income and expense	-	-
Loss before income tax provision	(514,277)	(848,464)
Income tax provision	-	-
Net loss	$(514,277)	$(848,464)

Basic and diluted loss per common share	$(0.02)	$(0.05)

Weighted average shares outstanding	33,138,877	17,660,838

The accompanying notes are an integral part of these financial statements.

RMR Industrials, Inc.

Statement Of Cash Flows (Unaudited)

For the period from October 15, 2014 (inception) through March 31, 2015

For the period from October 15, 2014 (inception) through March 31, 2015
(Unaudited)
Cash flow from operating activities
Net loss	$(848,464)
Amortization expense	18,419
Adjustments to reconcile net income to net cash used by operating activities
Changes in operating assets and liabilities
Accounts payable	127,770
Accounts payable, related parties	317,275
Accrued liabilities, related parties	385,000
Net cash used in operating activities	$-

Net cash used in investing activities	-

Proceeds from issuance of common stock	4,733
Net cash provided by financing activities	4,733

Net increase/(decrease) in cash	4,733

Cash at beginning of period	-
Cash at end of period	$4,733

Supplemental cash flow information
Cash paid for interest	$-
Cash paid for income taxes	$-

Supplemental disclosure of non-cash transactions:

During the period ended March 31, 2015, the Company issued 26,286,201 shares of Class A and 1,390,000 shares of Class B common stock under subscription agreements valued at $3,031.

During the period ended March 31, 2015, the Company acquired an intangible asset from a related party, which has been accrued in accounts payable, related parties valued at $24,375

The accompanying notes are an integral part of these financial statements.

RMR INDUSTRIALS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

NOTE A – FORMATION, CORPORATE CHANGES AND MATERIAL MERGERS AND ACQUISITIONS

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

RMR Industrials, Inc. (the “Company” or “RMRI”) is a development stage company which seeks to acquire and consolidate complimentary industrial assets. Typically these small to mid sized assets are the core manufacturer and supplier of specific bulk commodity minerals and chemicals distributed to the global manufacturer industry. RMRI’s consolidation strategy is to assemble a portfolio of mature and value-add industrial commodities businesses to generate scalable enterprises with a vast portfolio of products and services addressing a common and stable customer base.

On February 27, 2015 (the “Closing Date”), the Company entered into and consummated a merger transaction pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, OLYB Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and RMR IP, Inc., a Nevada corporation (“RMR IP”). In accordance with the terms of Merger Agreement, on the Closing Date, Merger Sub merged with and into RMR IP (the “Merger”), with RMR IP surviving the Merger as our wholly owned subsidiary.

RMR IP was formed to acquire and consolidate complimentary industrial commodity assets through capitalizing on the volatile oil markets, down cycles in commodity markets, and other ancillary opportunities. RMR IP is focused on managing the supply chain in order to offer a large and diverse set of products and services.

The Merger Agreement includes customary representations, warranties and covenants made by the Company, Merger Sub and RMR IP as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the Merger Agreement and are not intended to provide factual, business, or financial information about the Company, Merger Sub and RMR IP. Moreover, some of those representations and warranties (i) may not be accurate or complete as of any specified date, (ii) may be subject to a contractual standard of materiality different from those generally applicable to shareholders or different from what a shareholder might view as material, (iii) may have been used for purposes of allocating risk among the Company, Merger Sub and RMR IP, rather than establishing matters as facts, and/or (iv) may have been qualified by certain disclosures not reflected in the Merger Agreement that were made to the other party in connection with the negotiation of the Merger Agreement and generally were solely for the benefit of the parties to the Merger Agreement.

For financial reporting purposes, the Merger represents a “reverse merger” rather than a business combination and RMR IP is deemed to be the accounting acquirer in the transaction. Consequently, the assets and liabilities and the historical operations that will be reflected in the Company’s future financial statements will be those of RMR IP. The Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of RMR IP after consummation of the Merger, and the historical financial statements of the Company before the Merger will be replaced with the historical financial statements of RMR IP before the Merger in all future filings with the SEC.

Basis of Presentation

The unaudited financial statements for the period ended March 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that impact the reported amounts of assets, liabilities, and expenses, and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from those estimated amounts and assumptions used in the preparation of the financial statements.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2015, the Company had cash of $4,733 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Intangible Assets

Intangible assets are stated at cost and consist of an option contract. Amortization is computed on the straight-line method over the estimated useful or contractual life of these assets, whichever is shorter. Intangible assets consist of the following:

March 31, 2015
(Unaudited)
Option Contract	$24,375
Accumulated Amortization	(18,419)
Option Contract, Net	$5,956

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered include:

•	Significant changes in the operational performance or manner of use of acquired assets or the strategy for our overall business,

•	Significant negative market conditions or economic trends, and

•	Significant technological changes or legal factors which may render the asset obsolete.

The Company evaluated long-lived assets based upon an estimate of future undiscounted cash flows. Recoverability of these assets is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Future net undiscounted cash flows include estimates of future revenues and expenses which are based on projected growth rates. The Company continually uses judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as March 31, 2015 which were excluded from the calculation of diluted loss per common share.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company's assets and liabilities and their financial statement reported amounts. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

A valuation allowance is recorded by the Company when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.

Additionally, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized upon settlement. Accordingly, the Company establishes reserves for uncertain tax positions. The Company has not recognized interest or penalties in its statement of operations and comprehensive loss since inception.

Recent Accounting Pronouncements

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

The Financial Accounting Standards Board recently issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the financial reporting distinction of being a development stage entity within U.S. generally accepted accounting principles. Accordingly, the ASU eliminates the incremental requirements for development stage entities to (a) present inception-to-date information in the statements of income, cash flows and shareholder’s equity, (b) label the financial statements as those of a development stage entity, (c) disclose a description of the development stage activities in which the entity is engaged and (d) disclose in the first year in which the development stage entity that in prior years it had been in the development stage. The amendments related to the elimination of inception-to-date information should be applied retrospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of these amendments is permitted for any annual reporting period or interim period for which the entity’s financials statements has not yet been issued. The Company has elected early application of these amendments in these financial statements.

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

NOTE D – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $341,650 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $385,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

On February 1, 2015, RMR, IP entered into a management services agreement with Industrial Management LLC (“IM”), to provide services to RMR, IP and affiliated entities, which include assistance in operational and administrative matters, identifying, analyzing, and structuring growth initiatives, and potential strategic acquisitions. As compensation for these services, RMR, IP will pay to IM an annual cash management fee in an amount equal to the greater of 2% of the Company’s annual gross revenues or $1,000,000, and a development fee with respect to any capital project incurred by RMR IP equal to 2% of total project costs. In addition, IM has the option to be assigned all available royalties from RMR IP’s mineral holdings, leases or interests greater than 75% of net revenue interests for all mineral rights or production of minerals. At IM’s sole discretion, it may choose to accept a preferred convertible security with a 15% dividend accruing quarterly in lieu of cash for some or all of the annual management fee, development fee and royalty assignments. Such preferred convertible securities shall be convertible into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to fifty percent of the market price of the applicable Class B Common Stock on the day prior to the date of issuance. In addition, these preferred convertible securities are callable for a cash, for a period of six months following the date of issuance; provided, however, that if called, IM shall have the option to convert the called preferred stock into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to sixty-six and two thirds percent of the market price of the applicable Class B Common Stock on the business day immediately preceding the issuance date of preferred stock, and will include a blocker provision. In connection with the management services agreement with IM, RMR IP entered into a registration rights agreement which requires RMR IP to register for resale any securities issued as consideration under the management services agreement. The registration rights agreements provides for both demand and piggy back registration rights, and requires that IM not transfer any shares of RMR IP during a 90 day period following the effective date of a registration statement. The registration rights agreement terminates when the shares held by IM become eligible for resale pursuant to Rule 144.

NOTE E – INTANGIBLE ASSETS

The Company obtained an Option Agreement (“Option Agreement”) from RMR Holdings, Inc. with the Colorado School of Mines (“CSM”), which grants the Company an exclusive nine month option period to obtain an exclusive license for any patent rights owned by CSM. On August 25, 2014, CSM entered into the Option Agreement with the Company for a non-refundable fee of $30,000. Since the Company was in the process of formation, RMR Holdings, Inc. countersigned the Option Agreement with CSM on behalf of the Company. On October 15, 2014, the Company was incorporated in Nevada (Note 1) and RMR Holdings, Inc. assigned the Option Agreement to the Company. RMR Holdings, Inc. recorded amortization expense of $5,625 through October 15, 2014, which represented the elapsed time of holding the option since it was executed. The Company owed RMR Holdings, Inc. $24,375 which represented the approximate carrying value of RMR Holdings, Inc. at October 15, 2014, for an exclusive period which expires on May 25, 2015, to evaluate CSM’s existing patent rights, technology and market potential. The Company may extend the Option Agreement for two (2) three month periods in exchange for a $3,000 extension fee per each patent or patent application. The value of the Option Agreement will be amortized on a straight-line basis over the term of the exclusivity period.

NOTE F – STOCKHOLDERS DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At January 31, 2015, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 4,000,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 2,000,000,000 shares of Class B Common Stock. At March 31, 2015, the Company had 35,785,858 and 16,144,142 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

The holders of Class A Common Stock will have the right to vote on all matters on which stockholders have the right to vote. The holders of Class B Common Stock will have the right to vote solely on matters where the vote of such holders is explicitly required under Nevada law.  The holders of Class A Common Stock and Class B Common stock will have equal distribution rights, provided that distributions in securities shall be made in either identical securities or securities with similar voting characteristics.  The holders of Class A Common Stock and Class B Common Stock will be entitled to receive identical per-share consideration upon a merger, conversion or exchange of the Company with another entity, and will have equal rights upon dissolutions, liquidation or winding-up.

Common Stock Subscription

During the period ended March 31, 2015, the Company issued 650,000 shares for stock subscriptions receivable of $65 in accordance with subscription agreements executed prior to March 31, 2015. As of the date of this report, the subscriptions receivable have been fully satisfied through the receipt of cash for shares issued.

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after March 31, 2015 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2015.

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

On November 17, 2014, Rocky Mountain Resource Holdings, Inc. (the “RMRH”) became our majority shareholder by acquiring 5,200,000 shares of our common stock (the “Shares”), or 69.06% of the issued and outstanding shares of our common stock, pursuant to stock purchase agreements with Messrs. El Maraana and Salah Blal, our former officers and directors. The Shares were acquired for an aggregate purchase price of $357,670.

On December 8, 2014, we changed our name to “RMR Industrials, Inc.” in connection with the change in our business plan.

On February 27, 2015 (the “Closing Date”), we entered into and consummated a merger transaction pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, OLYB Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and RMR IP, Inc., a Nevada corporation (“RMR IP”). In accordance with the terms of Merger Agreement, on the Closing Date, Merger Sub merged with and into RMR IP (the “Merger”), with RMR IP surviving the Merger as our wholly owned subsidiary. Chad Brownstein and Gregory M. Dangler are directors of the Company and co-owners of RMRH which was the majority shareholder of the Company prior to the Merger. Additionally, Messrs. Brownstein and Dangler were indirect controlling shareholders and directors of RMR IP prior to the Merger. As such, the Merger was among entities under the common control of Messrs. Brownstein and Dangler.

We currently own an option to purchase intellectual property from the Colorado School of Mines (“CSM”). The Company met with CSM’s Technology Transfer group, who presented current projects in progress that may be available for commercial licensing opportunities. No third parties or agents were engaged with our negotiations of the option agreement with CSM, which terminates on May 25, 2015 unless extended for additional $3,000 for each of two available three-month periods, not to extend past November 25, 2015 (the “Option Termination Date”). The option includes three patent applications and one issued patent. These patents describe a process to increase oil production through modified injection processes. We have not yet licensed any intellectual property from CSM, however, the structure of the option agreement provides the Company with exclusive rights for a nominal cost until the Option Termination Date. The patents named in the option contract could provide value as we interact with oil and gas producers on well optimization techniques however we only hold the option to purchase the intellectual property and have not yet determined its immediate value to potential acquisition targets.

We plan to acquire and consolidate complimentary industrial assets.  Typically these small to mid-sized assets are the core manufacturer and supplier of specific bulk commodity minerals and chemicals distributed to the global manufacturer industry. Our consolidation strategy is to assemble a portfolio of mature and value-add industrial commodities businesses to generate scalable enterprises with a large portfolio of products and services addressing a common and stable customer base. We believe that smaller, legacy-owned industrial companies will benefit from economies of scale and professional asset allocation. Our acquisition strategy seeks to capitalize on the price differential between public company and private company valuations, while also providing the platform to access capital markets and professional management oversight.

Results of Operations

Three Months Ended March 31, 2015 and from October 15, 2014 (inception) to March 31, 2015

Revenues

We have a limited operational history. From inception on October 15, 2014 to March 31, 2015, we did not generate any revenues.

Operating Expenses

Our operating expenses for the three months ended March 31, 2015 was $514,277, and for the period from October 15, 2014 (inception) through March 31, 2015 was $848,464. Operating expenses consisted of consulting services from related parties, public company costs and amortization of intangible assets.

Net Loss

During the three months ended March 31, 2015 and the period from October 15, 2014 (inception) through March 31, 2015, we recognized net losses of $514,277 and $848,464, respectively.

Liquidity and Capital Resources

On March 31, 2015, we had current assets of $4,733, total current liabilities of $855,163 and working capital deficit of $850,430.

During the period from inception to March 31, 2015, we raised $4,733 through the issuance of common stock by subscription agreements.

On March 23, 2015, we entered into an engagement letter with Roth Capital Partners, LLC (“Roth”) whereby Roth will serve as our placement agent in connection with a potential capital raise from accredited investors through the sale of debt and/or equity-linked securities.

We have incurred an accumulated loss of $848,464 since inception. Our independent auditors have issued an audit opinion for our financial statements for the periods ended January 31, 2015, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

Our consolidation strategy is to assemble a portfolio of mature and value-add industrial commodities businesses to generate scalable enterprises with a large portfolio of products and services addressing a common and stable customer base. Our current cash requirements are significant due to projected expenses for implementation of our business plan, and we anticipate generating losses. We will need approximately $100,000 in additional funds over the next 12 months in order to satisfy our reporting obligations as a public company, including operational, accounting and legal costs. We will require significantly more capital to finance any acquisitions pursuant to our business plan.

We intend to finance our future operating costs through a combination of debt and equity financing, which would also provide funding for capital expansion plans or potential acquisitions. The issuance of equity securities could result in a significant dilution in the equity interests of our current stockholders, and the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that may restrict our operations.

Other than as stated above, we currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

Going Concern

We have incurred net losses since our inception on October 15, 2014 through March 31, 2015 totaling $848,464 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended January 31, 2015 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the risks described below together with all of the other information included in this Quarterly Report on Form 10-Q before making an investment decision with regard to our securities. The statements contained in or incorporated into this Quarterly Report on Form 10-Q that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have incurred losses in prior periods and may incur losses in the future.

We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that future operations will be profitable.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our future is dependent upon our ability to obtain financing.  If we do not obtain such financing, we may have to cease our activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future.  We will require additional financing in order to proceed with our business plan and acquire existing businesses that manufacture and distribute chemicals and minerals. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required.  Our future is dependent upon our ability to obtain financing.  If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Our cash flows and capital resources may be insufficient to make required payments under the management services agreement with Industrial Management LLC.

On February 1, 2015, RMR IP entered into a management services agreement with Industrial Management LLC (“IM”), to provide services to RMR IP and affiliated entities, which include assistance in operational and administrative matters, identifying, analyzing, and structuring growth initiatives, and potential strategic acquisitions. As compensation for these services, RMR IP will pay to IM an annual cash management fee in an amount equal to the greater of 2% of RMR IP’s annual gross revenues or $1,000,000, and a development fee with respect to any capital project incurred by RMR IP equal to 2% of total project costs.

Our cash flows and capital resources may be insufficient to make required payments under the management services agreement. Our ability to generate cash to pay the annual cash management fee and the development fee depends on our financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and the other factors discussed in this “Risk Factors” section. If our cash flow and capital resources are insufficient to fund our payment obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital or incur indebtedness. Such alternative measures may not be successful and may not permit us to satisfy our payment obligations. If we do not meet our payment obligations, that could have a significant adverse effect on our business and operations. .

Our Chief Executive Officer and one of our directors, Chad Brownstein, is a manager and holder of 50% of the equity interests of IM. Gregory M. Dangler, our President, Chief Financial Officer, Secretary and one of our directors, is also a manager of IM and holds 35% of the equity interests in IM. In their capacities as executive officers of the Company, Mr. Brownstein and Mr. Dangler are primary decision makers with regard to the day-to-day operations of the Company. Insofar as Mr. Brownstein is Chief Executive Officer of the Company and Mr. Dangler is the President, Chief Financial Officer and Secretary of the Company, there is a risk of a conflict of interest arising between the duties of Mr. Brownstein and Mr. Dangler in their roles as our Chief Executive Officer and President, respectively, and their own personal financial and business interests as the managers of, and equity holders in, IM. These personal interests, including, without limitation, the payment of fees by the Company to IM pursuant to the management services agreement, may not, during the ordinary course of business, coincide with the interests of the Company and our stockholders and, in the absence of the effective segregation of such duties, there is a risk of a conflict of interest.

Because we may never earn revenues from our operations, our business may fail and investors may lose all of their investment in our Company.

We are a company with a limited operating history and our future profitability is uncertain. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our Company.

Prior to obtaining a large market share for our products, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that, if we are unable to generate significant revenues from the sale of our products in the future, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability.  If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our Company.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

Our limited operating history may not provide a meaningful basis on which to evaluate our business. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	expand our product offerings and maintain the high quality of products offered;

•	manage our expanding operations, including the integration of any future acquisitions;

•	obtain sufficient working capital to support our expansion and to fill customers’ orders on time;

•	maintain adequate control of our expenses;

•	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed; and

•	anticipate and adapt to changing conditions in the markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments, and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, then our business may be materially and adversely affected.

If we are unable to identify, fund and execute new acquisitions, we will not be able to execute a key element of our business strategy.

Our strategy is to grow primarily by acquiring additional businesses and product lines. We cannot give any assurance that we will be able to identify, acquire or profitably manage additional businesses and product lines. Financing for acquisitions may not be available, or may be available only at a cost or on terms and conditions that are unacceptable to us. Further, acquisitions may involve a number of special risks or effects, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities, impairment of acquired intangible assets and other one-time or ongoing acquisition-related expenses. Some or all of these special risks or effects could have a material adverse effect on our financial and operating results. In addition, we cannot assure you that acquired businesses or product lines, if any, will achieve anticipated revenues and earnings.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or their employees. We may not be able to maintain uniform standards, controls, procedures and policies, which may lead to operational inefficiencies.

Loss of key members of our management could disrupt our business.

We depend on the continued employment and performance of our senior executives and other key members of management. If any of these individuals resigns or becomes unable to continue in his or her present role and is not adequately replaced, our business operations and our ability to implement our growth strategies could be materially disrupted. We generally do not have employment agreements with, and we do not maintain any "key person" life insurance for, any of our executive officers.

The industries in which we compete are highly competitive, and we may not be able to compete effectively with our competitors that have greater financial resources, which could have a material adverse effect on our business, results of operations and financial condition.

The industries in which we operate are highly competitive. Among our competitors are some of the world's largest chemical companies that have their own raw material resources. Changes in the competitive landscape could make it difficult for us to retain our leadership position in various products and markets throughout the world. In addition, some of the companies with whom we compete may be able to produce products more economically than we can. Furthermore, most of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. Some of our competitors are owned or partially owned by foreign governments which may provide a competitive advantage to those competitors.

Increases in the price of our primary raw materials may decrease our profitability and adversely affect our liquidity, cash flow, financial condition and results of operations.

The prices we pay for raw materials in our businesses may increase significantly, and we may not always be able to pass those increases through to our customers fully and timely. In the future, we may be unable to pass on increases in our raw material costs, and raw material price increases may erode the profitability of our products by reducing our gross profit. Price increases for raw materials may also increase our working capital needs, which could adversely affect our liquidity and cash flow. For these reasons, we cannot assure you that raw material cost increases in our businesses would not have a material adverse effect on our financial condition and results of operations.

The Company will operate in a global, competitive environment which gives rise to operating and market risk exposure.

The Company expects to sell a broad range of products and services in a competitive, global environment, and to compete worldwide for sales on the basis of product quality, price, technology and customer service. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Company's results of operations.

Economic conditions around the world, and in certain industries in which the Company does business also impact sales prices and volume. As a result, market uncertainty or an economic downturn in the geographic areas or industries in which we sells our products could reduce demand for these products and result in decreased sales volume, which could have a negative impact on our results of operations.

In addition, volatility and disruption of financial markets could limit customers' ability to obtain adequate financing to maintain operations, which could result in a decrease in sales volume and have a negative impact on our results of operations. The Company's global business operations may also give rise to market risk exposure related to changes in foreign exchange rates, interest rates, commodity prices and other market factors such as equity prices.

Disruptions in production at our manufacturing facilities, both planned and unplanned, may have a material impact on our business, results of operations and/or financial condition.

Manufacturing facilities in our industry are subject to planned and unplanned production shutdowns, turnarounds and outages. Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant time to increase production or qualify with our customers, each of which could negatively impact our business, results of operations and/or financial condition. Long-term production disruptions may cause our customers to seek alternative supply which could further adversely affect our profitability.

We will expend large amounts of money for environmental compliance in connection with our operations.

When we become a manufacturer and distributor of minerals and chemicals, we will be subject to stringent regulations under numerous U.S. federal, state, local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. We will expend substantial funds to comply with such laws and regulations and have established a policy to minimize our emissions to the environment. Nevertheless, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) make it difficult for us to project future spending for these purposes and if there is an acceleration in new regulatory requirements, we may be required to expend substantial additional funds to remain in compliance.

We are subject to environmental clean-up costs, fines, penalties and damage claims that have been and continue to be costly.

We are subject to lawsuits and regulatory actions, in connection with current and former operations (including divested businesses), for breaches of environmental laws that seek clean-up or other remedies. We are also subject to lawsuits and investigations by public and private parties under various environmental laws in connection with our current and former operations in various states, including with respect to off-site disposal at facilities where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly referred to as CERCLA. We are also subject to similar risks outside of the U.S.

Increased concerns regarding the safe use of chemicals in commerce and their potential impact on the environment have resulted in more restrictive regulations from local, state and federal governments and could lead to new regulations.

Concerns regarding the safe use of chemicals in commerce and their potential impact on health and the environment reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These concerns could manifest themselves in stockholder proposals, preferred purchasing and continued pressure for more stringent regulatory intervention. These concerns could also influence public perceptions, the viability of the Company's products, the Company's reputation and the cost to comply with regulations. In addition, terrorist attacks and natural disasters have increased concerns about the security and safety of chemical production and distribution. These concerns could have a negative impact on the Company's results of operations.

Local, state and federal governments continue to propose new regulations related to the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs.

We work with dangerous materials that can injure our employees, damage our facilities and disrupt our operations.

Some of our operations involve the handling of hazardous materials that may pose the risk of fire, explosion, or the release of hazardous substances. Such events could result from terrorist attacks, natural disasters, or operational failures, and might cause injury or loss of life to our employees and others, environmental contamination, and property damage. These events might cause a temporary shutdown of an affected plant, or portion thereof, and we could be subject to penalties or claims as a result. A disruption of our operations caused by these or other events could have a material adverse effect on our results of operations.

We may be subject to claims of infringement of the intellectual property rights of others, which could hurt our business.

From time to time, we expect to face infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of the claims, could cause us to incur significant costs in responding to, defending and resolving the claims, and may divert the efforts and attention of our management and technical personnel from our business. If we are found to be infringing on the proprietary technology of others, we may be liable for damages, and we may be required to change our processes, redesign our products, pay others to use the technology or stop using the technology or producing the infringing product. Even if we ultimately prevail, the existence of the lawsuit could prompt our customers to switch to products that are not the subject of infringement suits.

Risks Relating to our Common Stock and our Status as a Public Company

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a “shell company” pursuant to Rule 144 prior to the Merger, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which our Current Report on Form 8-K is filed with the Commission reflecting our status as a non- “shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of our Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently effective to detect the inappropriate application of U.S. GAAP rules.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

If we lose our key management personnel, we may not be able to successfully manage our business or achieve our objectives, and such loss could adversely affect our business, future operations and financial condition.

Our future success depends in large part upon the leadership and performance of our executive management team and key consultants. If we lose the services of one or more of our executive officers or key consultants, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. We do not have “Key-Man” life insurance policies on our key executives. If we lose the services of any of our key consultants, we may not be able to replace them with similarly qualified personnel, which could harm our business. The loss of our key executives or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

The existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

The indemnification obligations provided in our articles of incorporation and our bylaws to our directors and officers could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common stock is currently traded under the symbol “RMRI,” but currently with low or no volume, based on quotations on the OTC markets, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to the volatility of our common stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock,” such as our common stock, has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up 4,050,000,000 shares, 2,000,000,000 shares of which are Class A Common Stock, par value $0.001 per share, 2,000,000,000 shares of which are Class B Common Stock, par value $0.001 per share, and 50,000,000 shares of which are Preferred Stock, par value $0.001 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

We may not qualify to meet listing standards to list our stock on an exchange.

The SEC approved listing standards for companies using reverse acquisitions to list on an exchange may limit our ability to become listed on an exchange. We would be considered a reverse acquisition company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE Amex or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the merger, including audited financial statements. We would be required to maintain a minimum $4 share price ($2 or $3 for Amex) for at least thirty (30) of the sixty (60) trading days before our application and the exchange’s decision to list. We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information. Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct an IPO in the foreseeable future. To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

On May 12, 2015, the Board of Directors of the Company adopted a Code of Ethics (“Code”). The Code provides comprehensive ethical standards for all employees, officers, and directors.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Registrant’s Amendment No. 1 to the Current Report on Form 8-K/A filed on April 14, 2015).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).
10.1	Management Services Agreement dated as of February 1, 2015, between Industrial Management LLC and RMR IP, Inc. (incorporated by reference to the Registrant’s Amendment No. 1 to the Current Report on Form 8-K/A filed on April 14, 2015).
10.2	Registration Rights Agreement dated as of February 1, 2015, between Industrial Management LLC and RMR IP, Inc. (incorporated by reference to the Registrant’s Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).
14.1*	Code of Ethics
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .
101*	Interactive Data Files

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMR Industrials, Inc.

DATED: May 13, 2015	By: /s/ Gregory Dangler
Gregory Dangler
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

