Form 10-Q
period 2015-06-30
RMR Industrials, Inc.
filed 2015-07-22
CIK 1556179

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 20, 2015, the registrant had 16,144,142 shares of Class A Common Stock and 35,785,858 shares of Class B Common Stock outstanding.

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

Unless otherwise specified or required by context, as used in this Quarterly Report, the terms "we," "our," "us" and the "Company" refer collectively to RMR Industrials, Inc. and its wholly-owned subsidiaries, RMR IP, Inc. and United States Talc and Minerals Inc. The term "fiscal year" refers to our fiscal year ending September 30. Unless otherwise indicated, the term "common stock" refers to shares of our Class A Common Stock and Class B Common Stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

2

RMR INDUSTRIALS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RMR INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENT

FINANCIAL STATEMENTS

June 30, 2015

4

RMR Industrials, Inc.

Consolidated Balance Sheet

June 30, 2015
(Unaudited)
ASSETS
Current assets
Cash	$4,798
Total current assets	4,798

Intangible asset, net	1,489
Total assets	$6,287

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$78,081
Accounts payable, related party	714,120
Accrued liabilities related party	595,743
Total liabilities	1,387,944

Stockholders' Deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized and none issued and outstanding	-
Class A common stock, $0.001 par value, 2,000,000,000 shares authorized, 35,785,858 shares issued and outstanding	35,786
Class B common stock, $0.001 par value, 2,000,000,000 shares authorized, 16,144,142 shares issued and outstanding	16,144
Additional paid-in capital	(47,875)
Accumulated deficit	(1,385,712)
Total stockholders’ deficit	$(1,381,657)

Total liabilities and stockholders’ deficit	$6,287

RMR Industrials, Inc.

Consolidated Statements Of Operations (Unaudited)

For the three months ended June 30, 2015 and October 15, 2014 (inception) through June 30, 2015

	For the three months ended June 30, 2015	For the period October 15, 2014 (inception) through June 30, 2015
	(Unaudited)	(Unaudited)

Operating Expenses
Selling, general and administrative	$537,248	$1,385,712
Loss from operations	(537,248)	$(1,385,712)
Other income and expense	-	-
Loss before income tax provision	(537,248)	(1,385,712)
Income tax provision	-	-
Net loss	$(537,248)	$(1,385,712)

Basic and diluted loss per common share	$(0.01)	$(0.05)

Weighted average shares outstanding	51,930,000	29,748,024

The accompanying notes are an integral part of these consolidated financial statements.

RMR Industrials, Inc.

Consolidated Statement Of Cash Flows (Unaudited)

For the period from October 15, 2014 (inception) through June 30, 2015

For the period from October 15, 2014 (inception) through June 30, 2015
(Unaudited)
Cash flow from operating activities
Net loss	$(1,385,712)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	22,886
Changes in operating assets and liabilities
Accounts payable	78,081
Accounts payable, related parties	689,745
Accrued liabilities, related parties	595,000
Net cash used in operating activities	-

Net cash used in investing activities	-

Proceeds from issuance of common stock	4,798
Net cash provided by financing activities	4,798

Net increase in cash	4,798

Cash at beginning of period	-
Cash at end of period	$4,798

Supplemental cash flow information
Cash paid for interest	$-
Cash paid for income taxes	$-

Supplemental disclosure of non-cash transactions:

During the period ended June 30, 2015, the Company issued 26,286,201 shares of Class A and 1,390,000 shares of Class B common stock under subscription agreements valued at $3,031.

During the period ended June 30, 2015, the Company acquired an intangible asset from a related party, which has been accrued in accounts payable, related parties valued at $24,375

The accompanying notes are an integral part of these consolidated financial statements.

RMR INDUSTRIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

On March 10, 2015, we formed United States Talc and Minerals Inc. (“US Talc and Minerals”), incorporated in the State of Nevada as a wholly-owned subsidiary of the Company for the purpose of facilitating future acquisitions.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the period ended June 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. The unaudited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, US Talc and Minerals, where intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the accompanying consolidated financial statements. These consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of June 30, 2015, the Company had cash of $4,798 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Intangible Assets

Intangible assets are stated at cost and consist of an option contract. Amortization is computed on the straight-line method over the estimated useful or contractual life of these assets, whichever is shorter. Intangible assets consist of the following:

June 30, 2015
(Unaudited)
Option Contract	$24,375
Accumulated Amortization	(22,886)
Option Contract, Net	$1,489

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as June 30, 2015 which were excluded from the calculation of diluted loss per common share.

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

NOTE D – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $714,120 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $595,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

NOTE E – INTANGIBLE ASSETS

The Company obtained an Option Agreement (“Option Agreement”) from RMR Holdings, Inc. with the Colorado School of Mines (“CSM”), which grants the Company an exclusive nine month option period to obtain an exclusive license for any patent rights owned by CSM. On August 25, 2014, CSM entered into the Option Agreement with the Company for a non-refundable fee of $30,000. Since the Company was in the process of formation, RMR Holdings, Inc. countersigned the Option Agreement with CSM on behalf of the Company. On October 15, 2014, the Company was incorporated in Nevada (Note 1) and RMR Holdings, Inc. assigned the Option Agreement to the Company. RMR Holdings, Inc. recorded amortization expense of $5,625 through October 15, 2014, which represented the elapsed time of holding the option since it was executed. The Company owed RMR Holdings, Inc. $24,375 which represented the approximate carrying value of RMR Holdings, Inc. at October 15, 2014, for an exclusive period which was initially set to expire on May 25, 2015, to evaluate CSM’s existing patent rights, technology and market potential. The Option Agreement was amended to extend the evaluation period until July 25, 2015. The Company may extend the Option Agreement for two (2) three month periods in exchange for a $3,000 extension fee per each patent or patent application. The value of the Option Agreement will be amortized on a straight-line basis over the term of the exclusivity period.

NOTE F – STOCKHOLDERS DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At June 30, 2015, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 4,000,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 2,000,000,000 shares of Class B Common Stock. At June 30, 2015, the Company had 35,785,858 and 16,144,142 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

NOTE G – SUBSEQUENT EVENT

On July 1, 2015, the Company filed its Form S-1 Registration Statement to issue new shares of Class B Common Stock.

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

On March 10, 2015, we formed United States Talc and Minerals Inc., incorporated in the State of Nevada as a wholly-owned subsidiary of the Company for the purpose of facilitating future acquisitions.

We currently own an option to purchase intellectual property from the Colorado School of Mines (“CSM”). The Company met with CSM’s Technology Transfer group, who presented current projects in progress that may be available for commercial licensing opportunities. No third parties or agents were engaged with our negotiations of the option agreement with CSM, which terminates on July 25, 2015 unless extended for additional $3,000 for each of two available three-month periods, not to extend past November 25, 2015 (the “Option Termination Date”). The option includes three patent applications and one issued patent. These patents describe a process to increase oil production through modified injection processes. We have not yet licensed any intellectual property from CSM, however, the structure of the option agreement provides the Company with exclusive rights for a nominal cost until the Option Termination Date. The patents named in the option contract could provide value as we interact with oil and gas producers on well optimization techniques however we only hold the option to purchase the intellectual property and have not yet determined its immediate value to potential acquisition targets.

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

5

Results of Operations

Three Months Ended June 30, 2015 and from October 15, 2014 (inception) to June 30, 2015

Revenues

We have a limited operational history. From inception on October 15, 2014 to June 30, 2015, we did not generate any revenues.

Operating Expenses

Our operating expenses for the three months ended June 30, 2015 was $537,248, and for the period from October 15, 2014 (inception) through June 30, 2015 was $1,385,712. Operating expenses consisted of consulting services from related parties, public company costs and amortization of intangible assets.

Net Loss

During the three months ended June 30, 2015 and the period from October 15, 2014 (inception) through June 30, 2015, we recognized net losses of $537,248 and $1,385,712, respectively.

Liquidity and Capital Resources

On June 30, 2015, we had current assets of $4,798, total current liabilities of $1,387,944 and working capital deficit of $1,383,146. We have incurred an accumulated loss of $1,385,712 since inception. Our independent auditors have issued an audit opinion for our financial statements for the period ended January 31, 2015, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

During the period from inception to June 30, 2015, we raised $4,798 through the issuance of common stock by subscription agreements.

On March 23, 2015, we entered into an engagement letter with Roth Capital Partners, LLC (“Roth”) whereby Roth will serve as our placement agent in connection with a potential capital raise from accredited investors through the sale of debt and/or equity-linked securities.

On June 26, 2015, our wholly-owned subsidiary, United States Talc and Minerals Inc. (“USTM”), entered into a non-binding financing arrangement with Auramet International LLC (“Auramet”), whereby subject to certain conditions, including but not limited to, the approval of a satisfactory acquisition candidate, technical due diligence and an executable acquisition purchase agreement, Auramet will loan USTM the principal amount of $12,000,000.  The maturity date of such note will be on the second anniversary of the closing and such note will accrue interest at a rate of 15% annually.  The note shall be secured by a first priority lien on all the assets of USTM.  We have also entered into a non-binding mezzanine financing arrangement with Auramet, whereby subject to meeting certain conditions, Auramet will loan USTM an additional principal amount of $5,000,000. The maturity date of such note will be on the second anniversary of the closing and such note will accrue interest at a rate of 15% annually. The note shall be secured by a second priority lien on certain assets of USTM. There are no assurances that USTM will enter into binding loan agreements with Auramet, and upon terms that are ultimately satisfactory to us. Any such failure will result in USTM and us having to seek financing from other potential sources.

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are $50,000 per month. In order to successfully execute our business plan, the net proceeds of a $10-20 million common stock offering will be required to finance our planned acquisition and for general working capital purposes.

6

We do not internally generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to our business plan which will depend on future acquisitions. We anticipate generating losses through 2015. We anticipate that we will be able to raise sufficient amounts of working capital in the near term through debt or equity offerings as may be required to meet short-term obligations, including by issuing additional Class B Common Stock through a public offering. We have filed with the Securities and Exchange Commission an initial registration statement for a public offering of an undetermined amount of Class B Common Stock. We intend to work towards consummating this offering during the fourth quarter of 2015.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through June 30, 2015 totaling $1,385,712 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended January 31, 2015 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

7

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Registrant’s Amendment No. 1 to the Current Report on Form 8-K/A filed on April 14, 2015).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).
10.1*	Amendment No. 1 to Option Agreement dated as of May 25, 2015, between RMR IP, Inc. and Colorado School of Mines.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .
101*	Interactive Data Files

* Filed herewith

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMR Industrials, Inc.

DATED: July 22, 2015	By:	/s/ Gregory Dangler
Gregory Dangler
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

9