Form 10-K
period 2015-09-30
RMR Industrials, Inc.
filed 2015-12-29
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 333-185046

RMR Industrials, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-0750094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire Blvd., Suite 310 Beverly Hills, California	90212
(Address of principal executive office)	(Zip Code)

(310) 409-4113

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

(Title of each class)

N/A

(Name of exchange on which listed)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 31, 2015 was N/A.

As of December 28, 2015, the Company had 35,785,858 Shares of Class A Common Stock and 833,457 Shares of Class B Common Stock outstanding.

 i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

 ii

PART I

Item  1.            Business

Overview

RMR Industrials, Inc. was incorporated on October 15, 2014 as a Nevada corporation. We are currently focusing on developing and commercializing key intellectual property rights across natural resource related assets. Our business operations focus on developing potential licensing opportunities, joint ventures and strategic alliances, which leverage our management team’s industrial operations experience.

We have acquired proprietary intellectual property rights, including patents to increase oil and gas production. This package of intellectual property, licensed from Colorado School of Mines, which specializes in minerals technology innovation, occurs through modified injection processes. Our active operations have primarily focused on developing commercial opportunities and product line extensions for this industrial based intellectual property.  The enhanced oil recovery process patents include multiple configurations varying the cycles of low-salinity water, carbon dioxide and pumping pressure. Our rights correspond to issued US patent 7,662,275 and US patent applications 61/946062, 61/941869 and 61/950500.

Our current intellectual property portfolio is focused on industrial mineral advancement. Specifically, the extraction of hydrocarbons from reservoirs. Our current sales and marketing effort is dedicated to multiple leading industry operators and service providers, such as oilfield and well completion providers, through licensing and joint venture efforts. Our business methodology is that the academic and corporate cultures provide an environment to source appealing technological and process improvements but lack the teams to properly implement and monetize. Further, we believe our affiliations, capabilities, and key relationships within the academic, corporate and industrial sectors is an advantage to complement our current development plans. Our management team has over 15 years of experience licensing intellectual property from leading universities and corporations.

To complement our current development plans, we have a strategy to own, operate, produce and distribute certain industrial minerals, including but are not limited to: feldspar, talc, mica, bentonite, vermiculite, frac sand, aggregates, antimony, barite, silica, ball clays, graphite, sulfur and zeolite. In addition, we also plan to own, operate, produce and distribute certain chemicals, including but not limited to: glycols, ethanolamines, methanol, antifreeze, biocides, corrosion inhibitors, demulsifiers, desalting compounds and dispersants. The experienced management team of RMR Industrials Inc. brings a multi-cycle successful track record of developing and licensing key intellectual property rights and discovering, financing and operating off-market natural resource businesses.

We plan to develop, acquire and consolidate complementary industrial commodity assets and intellectual property through capitalizing on the volatile oil markets, down cycles in commodity markets, and other ancillary opportunities. Typically these assets are the core manufacturer and supplier of specific bulk commodity minerals, chemicals and petrochemicals distributed to the global manufacturing industry. Part of our strategy is to assemble a portfolio of mature and value-add industrial commodities businesses to generate scalable enterprises with a large portfolio of products and services addressing a common and stable customer base.

We do not have any current plans, arrangements, discussions or intentions to engage in a merger or acquisition with any entities or persons to be used as vehicle for a private company to become a publicly reporting company.

Strategy

We plan to organically develop multiple intellectual property assets within our fields’ of expertise. We believe the industrial and natural resource sectors have ample gaps in operations, optimization, and personnel management and the intellectual property we develop will help enable potential licensees to better execute in those areas providing key cost savings or revenue growth. We intend to purchase and develop our own proprietary assets to monetize our own physical resource assets but also license them to producers and industrial consumers in the relevant sectors.

We have been in active discussions with multiple drilling service providers and larger independent energy companies to potentially license our intellectual property. In the current global energy climate, low oil prices require operators and service providers to significantly cut costs and show greater returns on extraction capital. We believe our technology provides that operational advantage to our target customers. For example, low-salinity water injected into carbonate reservoirs, which have undergone sea-water injection for water flooding, can produce additional oil more economically if a low-concentration non-ionic surfactant is added to the low-salinity water and injected as chase fluid. This process can be implemented as low-salinity water flooding – alternating - surfactant augmented in low-salinity water flooding scheme as well. The reasons are:

i.	Full field low salinity water injection is expensive because it has to displace the already injected seawater to be beneficial. This takes a long time to reach the beneficial effects.
ii.	Surfactant flooding is effective only in low-salinity environment.
iii.	This process can be implemented as an alternating low-salinity-surfactant system to improve economics.

Our strategy is to evolve from providing primarily patent licenses to providing additional technology, products and services while creating and leveraging strategic synergies to increase revenue. One of our goals is to supplement our patent licensing business with additional licensing opportunities for our technologies, products and services to be incorporated into our customers’ products and/or systems. Our technology licenses are designed to support the implementation and adoption of our technology into our customers’ products or services. Under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

When implementing our asset acquisition strategy, our due diligence process begins with outlining a framework for each prospective asset’s position within the vision of our consolidation strategy. In defining this framework, we seek to identify the key drivers of the business and industry, as well as the risks associated with each transaction. With our team of management and finance professionals, its board of advisors, and leading industry consultants, our due diligence process includes a full examination of each target’s managerial, operational, financial, legal, and environmental components in relation to how each facet impacts our broader strategy. Our process, while instrumental in identifying the risk level of each transaction, seeks to also identify hidden value-add opportunities within each business and for our broader portfolio.

We believe that the cash flows generated by the diverse business segments that we operate will provide us with the ability to pursue further development and growth acquisitions in order to build on our existing segments, or to establish a new business platform for future growth. To further supplement our capital requirements for future potential acquisitions, we intend to utilize a combination of debt and equity financings, including traditional loans from financial institutions. We will utilize a disciplined approach to identify and evaluate potential acquisitions, only pursuing those that meet our financial and strategic criteria. Our primary criteria focus on accretive assets with positive cash flow in the industrial commodities sectors. These assets should generate annual cash flow of $500,000 to $15,000,000 or annual revenues greater than $10,000,000.  For consolidating businesses within the same sector and business plan, our criteria will be focused on not only acquiring historical cash flows but also incremental products, services, proprietary technology, regional access, new customers or unique advantages.

We have not yet completed the acquisition of any industrial assets or entered into any types of asset purchase agreements, however, we are engaged in advanced negotiations with two companies for which we established a preliminary purchase price and key terms. We believe the target audience has been receptive due to adverse global economic factors in the energy sector, which lead us to anticipate closing on several acquisitions within the next 12 months. With macroeconomic uncertainty and the recent volatility in commodity prices, we believe many companies will be seeking an exit strategy at attractive pricing. These favorable valuations may offer increased flexibility to finance potential acquisition targets through debt or equity securities based on stable historical asset values and expectation of long-term cyclical appreciation of industrial commodity prices.

We are in advanced negotiations to acquire the assets and certain liabilities of a magnesium silicate producer and supplier for the ceramic, paint, plastic, roofing, composite wood and agricultural industries in North America. Due diligence efforts are substantially completed and we have developed a transition plan for post-acquisition integration activities. The purchase price for the potential acquisition would be $19,000,000, plus the assumption of certain liabilities and subject to certain working capital and other post-closing adjustments. However, to date we have not entered into any definitive or binding agreement with such company, and there are no assurances that we will ultimately agree to definitive terms and consummate the acquisition.

Intellectual Property

Pursuant to an option agreement with the Colorado School of Mines (“CSM”), we have acquired the rights to certain intellectual property from CSM, including issued US patent 7,662,275 and US patent applications 61/946062, 61/941869 and 61/950500 through payment of an advance deposit of $2,500 to exercise our rights in accordance with our option agreement with CSM in July 2015. US patent 7,662,275 is the main patent in which we aim to commercialize our products and services. Our payment secures this intellectual property. The patent applications 61/946062, 61/941869 and 61/950500 are still pending approval with the US Patent and Trademark Office. We believe these applications are complementary and effectively build on the core technology present in US patent 7,662,275. Regardless of the applications in process, we will pursue our plans with the issued patent. We estimate an additional payment of $2,500 to $7,500 to secure the remaining patent rights depending on approvals of the patent applications. These patents describe a process to increase oil and gas production through modified injection processes. Our management views CSM as a highly respected institution which specializes in industrial minerals technology research and believes that CSM could be a valuable technical resource for future intellectual property development. We currently have the right to market and pursue licensing opportunities with these patents and patent applications. We continue to have exclusive rights to negotiate and acquire rights to US patent applications 61/946062, 61/941869 and 61/950500 from CSM under our option agreement, which terminates on March 1, 2016.

Our success depends in part upon our ability to protect our core technology and intellectual property. To establish and protect our proprietary rights, we will rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights. Many of the asset purchases under consideration include intellectual property which has been typically underutilized or under-leveraged by their current owners. Our plans to maximize value from these assets through focused capital infusion and strategic marketing implementation.

Potential Competitive Strengths

We believe our process to discover, finance, develop and operate unique natural resource, intellectual property and industrial assets provides us a competitive advantage to achieve critical mass through development and acquisition of under-performing assets. Our principals have extensive experience and also collaborated in investing in and operating natural resource assets for many years. We believe our potential competitive strengths to be the following:

Application of Intellectual Property. We have a background in engineering, operations, finance and general management all within the natural resource sectors.

Proprietary Acquisition Sources. We have a long-standing track record of discovering unique assets pertinent to our current business strategy. We will seek to capitalize on the global network and investing and operating experience of our management team to identify, acquire and operate one or more businesses or assets in the industrial minerals mining and processing industry, although we may pursue a business combination in complementary industries, such as specialty chemicals and agriculture.

Status as a Public Company.   Our status as a public company will make us an attractive business partner to other natural resource related companies, and will provide greater access to capital and an increased company profile.

Management Operating and Investing Experience.  Over the course of their careers, the members of our management team have developed a broad international network of contacts and corporate relationships which we believe will serve as a useful source of investment opportunities. Our executive officers are officers of our sponsor and Rocky Mountain Resources, a privately held natural resources operating company. The management team has applied their deep understanding of historical precedents to the natural resources markets and established a reputation as one of the thought leaders within the natural resources sector. The Management team has been working together for the last ten years, over such time they have assembled a team of natural resources and investment professionals to pursue investments across the industry.

Financing of Asset Acquisitions

In furtherance of seeking assets to complement our development plan, on June 26, 2015, our wholly-owned subsidiary, United States Talc and Minerals Inc. (“USTM”), entered into a non-binding financing arrangement with Auramet International LLC (“Auramet”), whereby subject to certain conditions, including but not limited to, the approval of a satisfactory acquisition candidate, technical due diligence and an executable acquisition purchase agreement, Auramet will loan USTM the principal amount of $12,000,000.  The maturity date of such note will be on the second anniversary of the closing and such note will accrue interest at a rate of 15% annually.  The note shall be secured by a first priority lien on all the assets of USTM.  We have also entered into a non-binding mezzanine financing arrangement with Auramet, whereby subject to meeting certain conditions, Auramet will loan USTM an additional principal amount of $5,000,000. The maturity date of such note will be on the second anniversary of the closing and such note will accrue interest at a rate of 15% annually. The note shall be secured by a second priority lien on certain assets of USTM. There are no assurances that USTM will enter into binding loan agreements with Auramet, and upon terms that are ultimately satisfactory to us. Any such failure will result in USTM and us having to seek financing from other potential sources.

Revenues and Customers

We do not currently generate any revenues. Future revenues will be generated through licensing intellectual property, provision of services and the sale of commodity and industrial assets. We plan to grow revenues by not only expanding sales to existing customers but also expanding customer acquisitions through improved infrastructure. Our future customers are typically manufacturers of ceramics, paints, plastics, paper, rubber, food, cosmetics, and many other consumer products. Customers of industrial chemicals include oil and gas producers and manufacturing facilities.

Industry and Competition

Industrial Minerals: The industrial minerals sector encompasses a large variety of minerals including: chamottes, ball clay, talc, feldspar, graphite, ground silica, kaolin, pegmatite, quartz, mica, bauxite, bentonite, metakaolins, zeolite, frac sand, aggregates and vermiculite. Industrial minerals are used in a variety of end projects for a variety of purposes. These minerals are used in ceramics, paints, plastics, paper, rubber, food, cosmetics, and many other products.

There are significant barriers to entry into industrial mineral production due to the scarcity of economically viable resources from which to extract the minerals. Geographical location of the resource drives a large portion of the competitive advantages or disadvantages of an operation. Large companies in this sector include Imerys, W.R. Grace, and Minerals Technologies.

Talc

Talc is a mineral composed of hydrated magnesium silicate. It is the softest known mineral and listed as “1” on the Mohs hardness scale. Talc is practically insoluble in water and in weak acids and alkalis. It is neither explosive nor flammable. Although it has very little chemical reactivity, talc does have a marked affinity for certain organic chemicals.

Talc is used as a functional filler in the manufacturing of ceramics, rubbers, plastics and paints/coatings. It is also used for pitch control in paper manufacturing and it is used to coat seeds in the agriculture industry.

Based on 2013 United States Geological Survey (“USGS”) data, sales of talc produced domestically were estimated to be 589,000 tons valued at $89 million. Sales of imported talc were estimated at 240,000 tons. We believe the value of imported talc per ton is estimated to be above $300 based on data collected in the market place. Compared to other pricing indices (such as the S&P 500 and Case-Schiller index), talc has experienced less pricing volatility, and has averaged growth of 3.6% annually, over a 20 year span.

Montana was the leading producer state, followed by Texas, Vermont, and Virginia. The top three companies accounted for more than 99% of the U.S. talc production. The total estimated use of talc in the United States, including imported talc, was plastics, 27%; ceramics, 18%; paint, 16%; paper, 15%; roofing, 6%; cosmetics, 5%; rubber, 3%; and other, 10%.

Vermiculite

Vermiculite is a hydrated magnesium-aluminum-iron silicate. Raw vermiculite is mica-like in appearance, contains water molecules within its internal structure, and ranges in color from black to various shades of brown to yellow. When vermiculite flakes are heated rapidly to a temperature of 900 °C or higher, the intermolecular water flashes into steam, and the flakes expand into accordion-like particles, which are gold or bronze in color. This expansion process is called exfoliation, and the resulting lightweight material is chemically inert, fire resistant, and odorless.

Vermiculite has a wide range of uses particularly in the agricultural and construction industries because of its various attributes including fire resistance, low thermal conductivity, high liquid absorption capacity, inertness, and low density. In horticulture, vermiculite mixed with peat or other composted materials, such as pine bark, produces a soil-like material well suited as a growing medium for plants.

Based on 2013 USGS data, the end market of about 64,000 tons of exfoliated vermiculite sold or used by producers was valued at about $50.1 million. There are approximately 18 facilities in the US which process vermiculite. There are only two companies which mine vermiculite domestically. U.S. domestic prices for vermiculite concentrate, ex-plant, largely dependent on grade sizing, ranged from $150 to $580 per metric ton in 2014.

Frac Sand

"Frac sand" is a high-purity quartz sand with very durable and very round grains. It is a crush-resistant material produced for use by the petroleum industry. It is used in the hydraulic fracturing process (known as "fracking") to produce petroleum fluids, such as oil, natural gas and natural gas liquids from rock units that lack adequate pore space for these fluids to flow to a well. Most frac sand is a natural material made from high purity sandstone. An alternative product is ceramic beads made from sintered bauxite or small metal beads made from aluminum.

Frac sand is produced in a range of sizes from as small as 0.1 millimeter in diameter to over 2 millimeters in diameter depending upon customer specifications. Most of the frac sand consumed is between 0.4 and 0.8 millimeters in size. Until recently, producers in Wisconsin and Texas were supplying much of the frac sand used by the oil and gas industry. However, a huge spike in demand caused by the natural gas and shale oil boom has motivated many companies to provide this product.

Total industrial sand and gravel production in the United States increased to 62.1 million metric tons (Mt) in 2013 from 50.6 Mt in 2012. Industrial sand production increased by 23%, and industrial gravel production decreased by 20%, compared with that of 2012. The value of production in 2013 was $3.47 billion—a 30% increase from that of 2012 and a record-high value for industrial sand and gravel production. Estimated world production of industrial sand and gravel in 2013 was 142 Mt, a 9% increase compared with 2012 production.

Aggregates

Aggregates are key material components used in the production of cement, ready-mixed concrete and asphalt paving mixes for the residential, nonresidential and public infrastructure markets and are also widely used for various applications and products, such as road and building foundations, railroad ballast, erosion control, filtration, roofing granules and in solutions for snow and ice control. Generally extracted from the earth using surface or underground mining and products, such methods, aggregates are produced from natural deposits of various materials such as limestone, sand and gravel, granite and trap rock.

Markets are typically local due to high transport costs and are generally fragmented, with numerous participants operating in localized markets. According to the March 2014 U.S. Geological Survey, the U.S. market for these products was estimated at approximately 2.1 billion tons in 2013, at a total market value of $18.6 billion. Relative to other construction materials, such as cement, aggregates consumption is more heavily weighted towards public infrastructure and maintenance repair. However, the mix of end uses can vary widely by geographic location, based on the nature of construction activity in each market. Typically, three to six competitors comprise the majority market share of each local market because of the constraints around the availability of natural resources and transportation.

Industrial Chemicals: Chemical distribution is a cyclical business dependent on industrial demand. The profitability of individual companies depends on an efficient distribution system. Larger companies can offer more products and services. Local and regional distributors can compete effectively through superior service or geographic focus.

Chemical products in the oil and gas field segment includes iron sulfide, demulsifiers, corrosion inhibitor, emulsion breaker, paraffin solvent, biocides, methanol, dispersant and scale inhibitor. Companies create proprietary blends of these chemicals based on regional production research to solve and prevent production problems.

Other chemical products used in the manufacturing, peroxide stabilization, surface refinishing and as catalysts include inorganic, organometallic, metal and acid chemicals. This industry produces basic inorganic chemicals including titanium dioxide, chlor-alkali products and carbon black. Inorganic chemicals are mineral based, while organic chemicals are carbon based. Inorganic chemicals are mainly used as inputs in manufacturing and industrial processes. Inorganic chemicals used as pigments and dyes. Distribution networks are the primary channel through which these chemicals are sold to manufacturers.

The U.S. industry is concentrated: the largest 50 companies generate more than half of the revenue. Imports to the US of industrial chemicals and plastic resins, largely from Canada, Germany, Japan, and China, are substantial. Many of these imports move through chemical distributors. Canada, Mexico, China, Belgium, and Japan are the top recipients of US chemical exports. Major players in the global chemical market include: DuPont, PPG, BASF, Dow, Bayer, and DSM.

Government Regulation

Our operations will be subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the protection of the environment and human health and to safety, including those pertaining to chemical manufacture and distribution, waste generation, storage and disposal, discharges to waterways, and air emissions and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to civil, criminal and administrative penalties, injunctions or both. We will devote significant financial resources to ensure compliance, and we believe that we are in substantial compliance with all the applicable laws and regulations.

We anticipate that the regulation of our business operations under federal, state and local environmental laws in the United States and abroad will increase and become more stringent over time. We cannot estimate the impact of increased and more stringent regulation on our operations, future capital expenditure requirements or the cost of compliance.

United States Regulation. Statutory programs relating to protection of the environment and human health and to safety in the United States include, among others, the following.

CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA” and “Superfund”, and comparable state laws generally impose joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of specified substances, including under CERCLA those designated as “hazardous substances.” These persons include the present and certain former owners or operators of the site where the release occurred and those that disposed or arranged for the disposal of the hazardous substance at the site. These liabilities can arise in association with the properties where operations were conducted, as well as disposal facilities where wastes were sent. Many states have adopted comparable or more stringent state statutes. In the course of our operations, we generated materials that fall within CERCLA’s definition of hazardous substances. We may be the owner or operator of sites on which hazardous substances have been released and may have generated hazardous substances that have been transported to or otherwise released upon offsite facilities. We may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released by previous owners or operators and offsite facilities to which our wastes were transported and for associated damages to natural resources.

Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state laws regulate the treatment, storage, disposal, remediation and transportation of wastes, specifically under RCRA those designated as “hazardous wastes.” The EPA and various state agencies have limited the disposal options for these wastes and impose numerous regulations upon the treatment, storage, disposal, remediation and transportation of them. Our operations generate wastes that are subject to RCRA and comparable state statutes. Furthermore, wastes generated by our operations that are currently exempt from treatment as hazardous wastes may be designated in the future as hazardous wastes under RCRA or other applicable statutes and, therefore, may be subject to more rigorous and costly treatment, storage and disposal requirements. Governmental agencies (and in the case of civil suits, private parties in certain circumstances) can bring actions for failure to comply with RCRA requirements, seeking administrative, civil, or criminal penalties and injunctive relief, to compel us to abate a solid or hazardous waste situation that presents an imminent or substantial endangerment to health or the environment.

Clean Water Act. The federal Clean Water Act imposes restrictions and strict controls regarding the discharge of wastes and fill materials into waters of the United States. Under the Clean Water Act, and comparable state laws, the government (and in the case of civil suits, private parties in certain circumstances) can bring actions for failure to comply with Clean Water Act requirements and enforce compliance through civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and of other pollutants. In the event of an unauthorized discharge of wastes, we may be liable for penalties and subject to injunctive relief.

Clean Air Act. The federal Clean Air Act (CAA), as amended and comparable state and local laws restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permit requirements or utilize specific equipment or technologies to control emissions. Governmental agencies (and in the case of civil suits, private parties in certain circumstances) can bring actions for failure to strictly comply with air pollution regulations or permits and generally enforce compliance through administrative, civil or criminal enforcement actions, resulting in fines, injunctive relief (which could include requiring us to forego construction, modification or operation of sources of air pollutants) and imprisonment. While we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues, we do not believe that such requirements will have a material adverse effect on our operations.

Greenhouse Gas Regulation. More stringent laws and regulations relating to climate change and greenhouse gases (GHGs) may be adopted in the future and could cause us to incur material expenses in complying with them. The EPA has begun to regulate GHGs as pollutants under the CAA. The EPA adopted rules to permit GHG emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs including the “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule,” requiring that the largest sources first obtain permits for GHG emissions. The United States Supreme Court, however, ruled that the EPA did not have the authority to require permits for GHG emissions and also did not have the authority to adopt that rule. The Court did hold that if a source required a permit under the program because of other pollutants, the EPA had the authority to require that the source demonstrate that it would use the best available control technology to minimize GHG emissions that exceeded a minimal amount.

Because of the lack of any comprehensive legislation program addressing GHGs, the EPA is using its existing regulatory authority to promulgate regulations requiring reduction in GHG emissions from various categories of sources, starting with fossil fuel-fired power plants. There is a great deal of uncertainty as to how and when additional federal regulation of GHGs might take place. Some members of Congress have expressed the intention to promote legislation to curb the EPA’s authority to regulate GHGs. In addition to federal regulation, a number of states, individually and regionally, and localities also are considering implementing or have implemented GHG regulatory programs. These regional and state initiatives may result in so–called cap–and–trade programs, under which overall GHG emissions are limited and GHG emission “allowances” are then allocated and sold to and between persons subject to the program. These and possibly other regulatory requirements could result in our incurring material expenses to comply, for example by being required to purchase or to surrender allowances for GHGs resulting from other operations or otherwise being required to control or reduce emissions.

Occupational Safety. Our operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act (OSHA) and its regulations. The OSHA hazard communication standard, the EPA’s community right-to-know regulations and similar state programs may require us to organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements.

Foreign Regulation. We are subject to various laws, regulations and ordinances to protect the environment, human health and safety promulgated by the governmental authorities in Mexico, Europe, Singapore, and in other countries where we do business. Each country has laws and regulations concerning waste treatment, storage and disposal, discharges to waterways, air emissions and workplace safety and worker health. Their respective regulatory authorities are given broad authority to enforce compliance with environmental, health and safety laws and regulations, and can require that operations be suspended pending completion of required remedial action.

Licenses, Permits and Product Registrations. Certain licenses, permits and product registrations are required for our products and operations in the United States, and in other countries where we do business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta and creosote are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Toxic Substances Control Act, and comparable state law) in order to sell those products in the United States. Compliance with these laws has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations. Under FIFRA, the law’s registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers.

Employees

We currently have 2 full-time employees.

Item 1A.          Risk Factors

Risks Relating to Our Business

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

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to proceed with our business plan and acquire existing businesses that manufacture and distribute chemicals and minerals. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. Our future is dependent upon our ability to obtain financing, such as the financial arrangements we are negotiating with Auramet. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

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

We are engaged in advanced negotiations in connection with two potential acquisitions. If we do not complete these transactions, our business and stock price may suffer.

We are engaged in advanced negotiations in connection with the potential acquisition of a producer and supplier of industrial mineral products for the ceramic, paint, plastic, roofing, composite wood and agricultural industries and a company that formulates production, drilling and specialty chemicals while also providing contract blending and reclamation services to the oil and gas industry.

Completion of these transactions is subject to the drafting, negotiation and consummation of definitive transaction agreements which will include extensive representations, warranties, covenants, indemnities and certain conditions to the closing of such transactions, including obtaining the relevant regulatory approvals and having sufficient financing in place. We cannot assure you that we will be able to complete the proposed transactions on the proposed terms, if at all.

The proposed transactions are part of our ongoing efforts to implement our business plan by acquiring industrial commodity businesses. However, if we do not complete the proposed acquisitions, we may not achieve the returns that we seek from the proceeds of this offering to the extent, if any, that we intend to use any net proceeds to acquire such assets or companies. We also cannot predict how the announcement of the potential acquisitions, or the completion or non-completion of the transactions on the contemplated terms, will affect the trading price of our common stock.

Risks related to our common stock and our status as a public company

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a “shell company” pursuant to Rule 144 prior to the Merger, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which our Current Report on Form 8-K is filed with the Commission reflecting our status as a non- “shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of our Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

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

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties.

Our founders, who also comprise a majority of the Company’s management team, have significant ownership of the Company, including a majority of our voting stock giving them the ability to control most, if not all, Company decisions.

Our directors and executive officers own, directly or indirectly, approximately 42.2% of the Company’s aggregate outstanding capital stock and approximately 57% of the Company Class A Common Stock (the Company’s voting capital stock) on their own, effectively giving them voting control on most, if not all, decisions . The voting rights represented by these share holdings provide our management with a sufficient number of voting rights for all practical purposes to effectively control the election of our directors, cause us to engage in transactions with affiliated entities, cause or restrict the sale or merger of the Company, and effect such other matters as may be presented for a vote of our shareholders. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of the Company even when such a change of control would be in the best interests of the Company’s other shareholders. Accordingly, investors will have little voice in our management decisions and will exercise very little control over us. In addition, the applicable sections of the Nevada Revised Statutes provide that certain actions must be approved by a specified percentage of shareholders. In the event that the requisite approval of shareholders is obtained, dissenting shareholders would be bound by such vote. Accordingly, no persons should purchase any shares unless they are willing to entrust all aspects of control to our management.

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

Our articles of incorporation authorize the issuance of up 2,150,000,000 shares, 2,000,000,000 shares of which are Class A Common Stock, par value $0.001 per share, 100,000,000 shares of which are Class B Common Stock, par value $0.001 per share, and 50,000,000 shares of which are Preferred Stock, par value $0.001 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Item  1B.         Unresolved Staff Comments

Not applicable

Item  2.            Properties

We currently own no real property or equipment. The Company occupies office space at 9595 Wilshire Bl., Suite 310, Beverly Hills, California 90212. This office space is provided at no charge by an affiliate of Rocky Mountain Resource Holdings, Inc., which is a shareholder of the Company. The Company feels that this space is sufficient until the Company significantly expands operations.

Item 3.             Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item  4.            Mine Safety Disclosures

Not applicable

PART II

Item  5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class B Common Stock is currently quoted on the Over the Counter Market under the symbol “RMRI”. No shares of Class B Common Stock have traded on the Over The Counter Market to date.

Holders

As of December 28, 2015, there were 72 holders of record of our Class B Common Stock, not including any shareholders holding shares in nominee or “street name” and 3 holders of record of our Class A Common Stock.

Dividend Policy

We plan to retain any earnings for the foreseeable future for our operations. We have never paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant.

Recent Issuance of Unregistered Securities

We issued the following unregistered securities during the fiscal year ended September 30, 2015:

•	On February 27, 2015, we issued an aggregate of 35,785,858 shares of Class A Common Stock and an aggregate of 16,144,142 shares of Class B Common Stock to the shareholders of RMR IP as consideration for the Merger. The issuance of the shares of Class A Common Stock and Class B Common Stock pursuant to the Merger Agreement was exempt from registration in reliance upon Regulation D of the Securities Act as the investors are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, such determination based upon representations made by such investors. The issuance of Class B Common Stock was adjusted to 807,207 shares in accordance with our 1-for-20 reverse stock split, effected on September 4, 2015.

•	On August 28, 2015, we issued 525,000 shares of common stock valued under subscription agreements and received proceeds of $525. This issuance was adjusted to 26,250 shares of common stock in accordance with our 1-for-20 reverse stock split, effected on September 4, 2015.

We relied on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act with respect to the foregoing issuance.

Securities Authorized for Issuance Under Equity Compensation Plans

On February 26, 2015, our Board of Directors and our stockholders approved and adopted the RMR Industrials Inc. 2015 Equity Incentive Plan (the “Plan”).

The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock based awards, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is currently 786,825 shares. Our Board of Directors currently serves as the administrator of the Plan. As of September 30, 2015, no securities have been issued under the Plan.

Item 6.             Selected Financial Data

Not applicable.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: our ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to our dependence on our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue our growth and implement our business strategy; our vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

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

We have acquired the rights to certain intellectual property from the Colorado School of Mines (“CSM”), including issued US patent 7,662,275 and US patent applications 61/946062, 61/941869 and 61/950500 through payment of an advance deposit in accordance with our option agreement with CSM in July 2015. We currently have the right to market and pursue licensing opportunities with these patents. We will obtain full title and ownership to the patent rights once we have paid the remaining balance under the option agreement, which terminates on March 1, 2016. These patents describe a process to increase oil and gas production through modified injection processes. Our management views CSM as a highly respected institution which specializes in industrial minerals technology research and believes that CSM could be a valuable technical resource for future intellectual property development.

We plan to develop intellectual property and acquire and consolidate complementary industrial assets.  Typically these small to mid-sized assets are the core manufacturer and supplier of specific bulk commodity minerals and chemicals distributed to the global manufacturer industry. Our consolidation strategy is to assemble a portfolio of mature and value-add industrial commodities businesses to generate scalable enterprises with a large portfolio of products and services addressing a common and stable customer base. We believe that smaller, legacy-owned industrial companies will benefit from economies of scale and professional asset allocation. Our acquisition strategy seeks to capitalize on the price differential between public company and private company valuations, while also providing the platform to access capital markets and professional management oversight.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2015, the Company had cash of $2,215 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Other Assets

Other assets consist of a deposit towards the acquisition of certain intellectual property rights.

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as September 30, 2015 which were excluded from the calculation of diluted loss per common share.

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

RESULTS OF OPERATIONS FROM OCTOBER 15, 2014 (INCEPTION) THROUGH SEPTEMBER 30, 2015

Revenues

We have a limited operational history. From inception on October 15, 2014 to September 30, 2015, we did not generate any revenues.

Operating Expenses

Our operating expenses for the period from October 15, 2014 (inception) through September 30, 2015 was $2,528,180. Operating expenses consisted of consulting services from related parties, public company costs, stock-based compensation and amortization of intangible assets.

Net Loss

During the period from October 15, 2014 (inception) through September 30, 2015, we recognized net losses of $2,528,180.

Liquidity and Capital Resources

On September 30, 2015, we had current assets of $2,215, total current liabilities of $2,626,588 and working capital deficit of $2,624,373. We have incurred an accumulated loss of $2,528,180 since inception. Our independent auditors have issued an audit opinion for our financial statements for the period ended September 30, 2015, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

During the period from inception to September 30, 2015, we raised $5,323 through the issuance of common stock by subscription agreements.

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

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are $50,000 per month. In order to successfully execute our business plan, the net proceeds of a $10-20 million offering will be required to finance our planned acquisition and for general working capital purposes.

We do not internally generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to our business plan which will depend on future acquisitions. We anticipate generating losses through 2015. We anticipate that we will be able to raise sufficient amounts of working capital in the near term through debt or equity offerings as may be required to meet short-term obligations. On July 1, 2015, we filed with the Securities and Exchange Commission a registration statement for a public offering of 700,000 units at an offering price of $10.00 per unit. Each unit is comprised of one share of our Class B Common Stock and a warrant to purchase one share of our Class B Common Stock at an initial exercise price of $12.50. In November 2015, we sold 147,500 units to several accredited investors for $1,475,000 in proceeds under this offering.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through September 30, 2015 totaling $2,528,180 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended September 30, 2015 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item  7A.         Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.             Financial Statements and Supplementary Data

Financial statements required by this item are included after the signature page of this filing.

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item  9A.         Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting (“ICFR”) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, our management used the criteria set forth in the 2013 publication Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that, as of September 30, 2015, our ICFR was effective based on the criteria in Internal Control — Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Item  9B.         Other Information

None.

PART III

Item 10.           Directors, Executive Officer and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Chad Brownstein	42	Chief Executive Officer and Director
Gregory Dangler	33	President, Chief Financial Officer, Secretary and Director
Andrew Peltz	49	Director

Chad Brownstein is the Chief Executive Officer of RMR Industrials, where he is responsible for the corporate strategy and board oversight for all investments. Since 2014, Mr. Brownstein has been the Chief Executive Officer and Director of RMR Industrials, Inc. (“RMRI”), an industrial commodities company. Mr. Brownstein is responsible for assisting the corporate strategy and board oversight for all acquisition opportunities at RMRI. Since 2008, Mr. Brownstein has been a partner at Rocky Mountain Resource Holdings and/or its predecessor affiliates, a natural resources operating and investment company. Mr. Brownstein has been a member of the board of directors beginning in 2009, and is currently lead independent director and the Vice Chairman of the Banc of California. Previously, from 2009 to 2012, Mr. Brownstein was a principal member of Crescent Capital Group, an investment firm (formerly Trust Company of the West Leveraged Finance Group) focused on special situations. During 2008, Mr. Brownstein was a Senior Advisor at Knowledge Universe Ltd., a global education company, where he focused on turnaround operations. From 2000 to 2007, he was a Partner at ITU Ventures, a venture capital firm, making venture and growth investments with a specialization in corporate strategy. Mr. Brownstein began his career in 1996 at Donaldson Lufkin & Jenrette in the Merchant and Investment Banking divisions. Mr. Brownstein is either a current or past member of the Cedars Sinai Board of Governors, Los Angeles Conservation Corps, Prospect Global Resources, and The Palisades Group LLC, a Banc of California Company. Mr. Brownstein attended Columbia Business School and received his B.A. from Tulane University.

Gregory Dangler is the President and Chief Financial Officer of RMR Industrials, where he is responsible for the day-to-day operations of all business units. Since 2014, Mr. Dangler has been the President, Chief Financial Officer, and Director of RMRI, an industrial commodities company. Mr. Dangler is responsible for the day-to-day operations and corporate financial strategy of RMRI. Since 2008, Mr. Dangler has been a partner at Rocky Mountain Resource Holdings and/or its predecessor affiliates, a natural resources operating and investment company. Previously, from 2012-present, Mr. Dangler has served in multiple capacities, including Chief Restructuring Officer of Prospect Global Resources, a natural resource development company. Prior to that, in 2009, Mr. Dangler founded a venture-backed technology company. As the Chief Executive, he raised institutional capital and expanded its global presence with operating interests in Africa and South America. From 2006 to 2007, Mr. Dangler was an associate with ITU Ventures, a venture capital firm, making venture and growth investments. While with ITU, Mr. Dangler executed private and public equity transactions, directed M&A activity, and provided strategic support to portfolio companies. In 2000, Mr. Dangler began his career in the U.S. Air Force and by 2004 was managing complex infrastructure projects. Mr. Dangler received a BS in Mechanical Engineering from the United States Air Force Academy and an MBA from the University of Southern California’s Marshall School of Business.

INDEPENDENT DIRECTOR

Andrew Peltz is a Partner at Peltz Capital Management (“PCM”). Prior to forming PCM in 2003, Mr. Peltz worked at Triarc Companies, Inc. from 1999 to 2003 where he held the titles of Vice President, Investment Services and as an Associate of Corporate Development. He was primarily responsible for the day-to-day oversight of Triarc’s $650 million plus investment portfolio. Prior to Triarc, Mr. Peltz was Senior Investment Banker at Credit Agricole Lazard Financial Products Bank from 1997 to 1998, which is a joint venture between Lazard Freres & Co. and Credit Agricole, specializing in structured finance transactions. From 1996 to 1997, Mr. Peltz also served as a marketing associate for Lazard Asset Management, a division of Lazard Freres & Co., where he marketed their vast array of fixed income, equity and alternative investment products. Mr. Peltz holds a BFA from New York University.

The Company believes that Mr. Peltz’s education and management and accounting experience make him a valuable member to the Company’s board of directors.

Family Relationships

There are no family relationships among our directors or executive officers.

Board Composition

Our By-Laws provide that the Board of Directors shall consist of not less than one nor more than fifteen directors. Each director of the Company serves until his successor is elected and qualified, subject to removal by the Company's majority shareholders. Each officer shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined by the Board of Directors, and shall hold his office until his successor is elected and qualified, or until his earlier resignation or removal.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all Company directors, officers and employees which is available upon written request to the Company at c/o RMR Industrials, Inc., 9595 Wilshire Blvd, Suite 310, Beverly Hills, CA 90212

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers, and shareholders holding more than 10% of our outstanding Class B Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Class B Common Stock. Executive officers, directors, and persons who own more than 10% of our Class B Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Chad Brownstein, our Chief Executive Officer and a director, was required to report his indirect ownership interest in the disposition of 260,000 shares and the acquisition of 80,000 shares of our Class B Common Stock on November 6, 2015. Mr. Brownstein was required to file a Form 4 no later than November 10, 2015.  Mr. Brownstein filed the Form 4 on November 19, 2015.

Gregory Dangler, our President, Chief Financial Officer and a director, was required to report his indirect ownership interest in the disposition of 260,000 shares and the acquisition of 60,000 shares of our Class B Common Stock on November 6, 2015. Mr. Dangler was required to file a Form 4 no later than November 10, 2015.  Mr. Dangler filed the Form 4 on November 19, 2015.

Except as set forth above, based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year, none of our executive officers and directors, and persons who own more than 10% of our Class B Common Stock failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by shareholders. If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the directors must be sent to the Board of Directors, c/o RMR Industrials, Inc., 9595 Wilshire Blvd, Suite 310, Beverly Hills, CA 90212.

Board Leadership Structure and Role on Risk Oversight

Gregory Dangler, Chad Brownstein, and Andrew Peltz comprise our Board of Directors, with Mr. Brownstein serving as our Chief Executive Officer. We have determined this leadership structure is appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on our size, resources and operations.

Currently, our Board of Directors is establishing procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Item 11.	Executive Compensation

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and directors for all services rendered in all capacities to our Company for the period from October 15, 2014 (inception) through September 30, 2015:

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Chad Brownstein	2015	402,500	—	—	—	—	—	—	402,500
CEO and Director

Gregory Dangler	2015	402,500	—	—	—	—	—	—	402,500
CFO and Director

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the period from October 15, 2014 (inception) through September 30, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chad Brownstein	-	-	-	-	-	-	-
Gregory Dangler	-	-	-	-	-	-	-
Andrew Peltz	-	-	-	-	-	-	-

We have no pension, health, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans. No stock options or stock appreciation rights have been granted to any of our directors or executive officers; none of our directors or executive officers exercised any stock options or stock appreciation rights; and none of them hold unexercised stock options. We have no long-term incentive plans.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Other than as disclosed in the compensation table above, our directors do not receive compensation for their services as directors.

Potential Payments Upon Termination or Change-in-Control

None.

Employment Agreements

None.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information with respect to the beneficial ownership of our Class A Common Stock and Class B Common Stock (on a post reverse-split basis) as of December 28, 2015, for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Class A Common Stock or Class B Common Stock. Unless otherwise specified below, the address of each of the persons listed in the table below is c/o RMR Industrials, Inc., 9595 Wilshire Blvd. #310, Beverly Hills, CA 90212.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Class of Common Stock(2)	Shares Beneficially Owned		Percentage Beneficially Owned(3)

Directors and Executive Officers

Gregory M. Dangler	Class A	9,499,657	(4)	26.55%
President, Chief Financial Officer, Secretary and Director	Class B	60,000	(4)	6.12%

Chad Brownstein	Class A	10,791,701	(5)	30.16%
Chief Executive Officer, Director	Class B	80,000	(5)	8.16%

Andrew Peltz	Class B	15,000		1.53%
Director

All Officers and Directors as a Group	Class A	20,291,358		56.70%
	Class B	155,000		15.80%

5% Shareholders

Legado Del Rey, LLC	Class A	15,494,500	(6)	43.30%
121 South Beverly Drive
Beverly Hills, CA 90212

Principio Management LLC	Class A	9,499,657		26.55%
	Class B	60,000		6.12%

77727111, LLC	Class A	10,791,701		30.16%
	Class B	80,000		8.16%

The Munitz Family Trust	Class B	159,000	(7)	16.21%
9595 Wilshire Blvd. #310
Beverly Hills, CA 90212

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	The Company has Class A Common Stock and Class B Common Stock. The holders of Class A Common Stock will have the right to vote on all matters on which stockholders have the right to vote. The holders of Class B Common Stock will have the right to vote solely on matters where the vote of such holders is explicitly required under Nevada law, such as an approval of a plan of merger, exchange or conversion, an increase or decrease in the number of authorized shares of a class or series of stock in certain circumstances, and other situations as required by Nevada law where the rights, preferences or limitations of such holders are adversely impacted. On matters which the applicable class of stockholders have the right to vote, each Class A Common Stock and Class B Common Stock shall be entitled to one vote per share.

(3)	Based on 35,785,858 shares of Class A Common Stock and 833,457 shares of Class B Common Stock outstanding as of October 7, 2015.

(4)	Mr. Gregory M. Dangler is the indirect owner of 9,499,657 shares of Class A Common Stock, which are directly held by Principio Management LLC (“Principio”). Mr. Dangler is the managing member owner of Principio and has sole voting and dispositive power over the shares held by Principio. Mr. Gregory M. Dangler is also the indirect owner of 260,000 shares of Class B Common Stock, which are directly held by RMRH, and has shared voting and dispositive power over the shares held by RMRH. Principio and 77727111 have agreed to vote unanimously on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by Principio, it would be entitled to 474,983 shares of Class B Common Stock, on a post-reverse-split basis.

(5)	Mr. Chad Brownstein is the indirect owner of 10,791,701 shares of common stock, which are directly held by 77727111, LLC. Mr. Brownstein is the managing member of 77727111 LLC and has sole voting and dispositive power over the shares held by 77727111 LLC. Mr. Chad Brownstein is also the indirect owner of 260,000 shares of Class B Common Stock, which are directly held by RMRH, and has shared voting and dispositive power over the shares held by RMRH. Principio and 77727111 have agreed to vote unanimously on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by 7727111, LLC, it would be entitled to 539,585 shares of Class B Common Stock, on a post-reverse-split basis.

(6)	Edward Czuker is the manager of Legado Del Rey, LLC and has sole voting and dispositive power over the shares held by this entity.

(7)	Barry Munitz is the trustee of The Munitz Family Trust and has sole voting and dispositive power over the shares held by this entity.

Item 13, Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Transactions

On November 17, 2014, RMRH became the majority shareholder of the Company by acquiring 5,200,000 shares of common stock of the Company (the “Shares”), or 69.06% of the issued and outstanding shares of common stock, pursuant to certain stock purchase agreements with former stockholders of the Company. The Shares were acquired for an aggregate purchase price of $357,670. RMRH was the source of the funds used to acquire the Shares. Mr. Brownstein is the owner of 50% of the outstanding capital stock of RMRH and is the Chief Executive Officer and a director of RMRH. Mr. Dangler is the owner of 33.5% of the outstanding capital stock of RMRH and is the President, Chief Financial Officer and a director of RMRH.

Since inception, the Company accrued $1,148,732 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company.

On October 15, 2014, RMR, IP entered into consulting agreements with each of Gregory Dangler, who is our current President, and Chad Brownstein, who is our current Chief Executive Officer, pursuant to which each of Mr. Dangler and Brownstein would provide services related to their roles as executive officers of the Company. The Company has accrued $805,000 for unpaid officers’ compensation expense in accordance with such consulting agreements. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

On October 15, 2014, RMR, IP entered into consulting agreements with each of Principio Management LLC, which holds 9,499,657 shares of Class A Common Stock of the Company (26.55%), and 77727111, LLC, is the owner of 10,791,701 shares of Class A Common Stock of the Company (30.16%), relating to certain services provided by each of these entities. Mr. Dangler is the sole owner of Principio Management LLC and Mr. Brownstein is the sole owner of 77727111, LLC.

On February 1, 2015, RMR, IP entered into a management services agreement with Industrial Management LLC (“IM”), to provide services to RMR, IP and affiliated entities, which include assistance in operational and administrative matters, identifying, analyzing, and structuring growth initiatives, and potential strategic acquisitions. Chad Brownstein is a Manager of IM. As compensation for these services, RMR, IP will pay to IM an annual cash management fee in an amount equal to the greater of 2% of the Company’s annual gross revenues or $1,000,000, and a development fee with respect to any capital project incurred by RMR IP equal to 2% of total project costs. In addition, IM has the option to be assigned all available royalties from RMR IP’s mineral holdings, leases or interests greater than 75% of net revenue interests for all mineral rights or production of minerals. At IM’s sole discretion, it may choose to accept a preferred convertible security with a 15% dividend accruing quarterly in lieu of cash for some or all of the annual management fee, development fee and royalty assignments. Such preferred convertible securities shall be convertible into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to fifty percent of the market price of the applicable Class B Common Stock on the day prior to the date of issuance. In addition, these preferred convertible securities are callable for a cash, for a period of six months following the date of issuance; provided, however, that if called, IM shall have the option to convert the called preferred stock into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to sixty-six and two thirds percent of the market price of the applicable Class B Common Stock on the business day immediately preceding the issuance date of preferred stock, and will include a blocker provision. In connection with the management services agreement with IM, RMR IP entered into a registration rights agreement which requires RMR IP to register for resale any securities issued as consideration under the management services agreement. The registration rights agreements provides for both demand and piggy back registration rights, and requires that IM not transfer any shares of RMR IP during a 90 day period following the effective date of a registration statement. The registration rights agreement terminates when the shares held by IM become eligible for resale pursuant to Rule 144.

Other than as set forth above, none of our current officers or directors have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Ethics, we also rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the fiscal year ended September 30, 2015, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Item 14.           Principal Accountant Fees and Services

The following table sets forth all fees we incurred in connection with professional services rendered by Hein & Associates, LLP during the period from October 15, 2014 (inception) through September 30, 2015:

Fee Type	2015
Audit Fees	$58,811
Tax Fees	275
All Other Fees	-
$59,086

PART IV

Item  15.          Exhibits Financial Statement Schedules

(a)     Financial Statements and Financial Statement Schedule

See Index to Consolidated Financial Statements

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 27, 2015, between RMR Industrials, Inc., OLYB Acquisition Corporation and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).

4.1	Form of Warrant (incorporated by reference to our Amendment No. 4 to the Registration Statement on Form S-1 filed on October 8, 2015).

10.1	Management Services Agreement dated as of February 1, 2015, between Industrial Management LLC and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015).

10.2	Option Agreement, dated August 25, 2014, between Colorado School of Mines and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.6	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.7	Registration Rights Agreement, dated February 1, 2015, between RMR IP, Inc. and Industrial Management, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.8	Voting Agreement, dated February 27, 2015, between Principio Management LLC and 77727111, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.9	Assignment Agreement, dated October 15, 2014, between RMR Holdings, Inc. and RMR IP, Inc. (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.10	Amendment No. 1 to Option Agreement dated as of May 25, 2015, between RMR IP, Inc. and Colorado School of Mines (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2015).

10.11	Form of Subscription Agreement (incorporated by reference to our Amendment No. 5 to the Registration Statement on Form S-1 filed on October 20, 2015)

21.1	List of Subsidiaries – RMR IP, Inc., a Nevada corporation; United States Talc and Minerals Inc., a Nevada corporation

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

Exhibit Number	Description

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (Filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned on December 28, 2015, thereunto duly authorized.

RMR INDUSTRIALS, INC.

Dated: December 28, 2015	By:	/s/ Chad Brownstein
Chad Brownstein
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 28, 2015	By:	/s/ Gregory Dangler
Gregory Dangler
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 28, 2015	By:	/s/ Chad Brownstein
Chad Brownstein, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 28, 2015	By:	/s/ Gregory Dangler
Gregory Dangler, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: December 28, 2015	By:	/s/ Andrew Peltz
Andrew Peltz, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors

RMR Industrials, Inc.

We have audited the accompanying consolidated balance sheet of RMR Industrials, Inc. as of September 30, 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from October 15, 2014 (date of inception) through September 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RMR Industrials, Inc.as of September 30, 2015, and the results of their operations and their cash flows for the period from October 15, 2014 (date of inception) through September 30, 2015 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has suffered losses, a working capital deficit, and has negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note C to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein & Associates LLP

Irvine, California
December 28, 2015

RMR INDUSTRIALS, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2015
ASSETS
Current Assets
Cash	$2,215
Total Current Assets	2,215

Deferred Financing Costs	237,398
Other Assets	2,500

Total Assets	$242,113

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$672,113
Accounts Payable, Related Party	1,148,732
Accrued Liabilities, Related Party	805,743

Total Liabilities	2,626,588

Shareholders’ Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 833,457 shares issued and outstanding	833
Accumulated Paid-In Capital	107,086
Accumulated Deficit	(2,528,180)

Total Shareholders’ Deficit	(2,384,475)
Total Liabilities and Shareholders’ Deficit	$242,113

See accompanying notes to consolidated financial statements.

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the period October 15, 2014 (inception) through September 30, 2015

Operating Expenses
Selling, general and administrative	$2,528,180
Loss from operations	$(2,528,180)
Other income and expense	-
Loss before income tax provision	(2,528,180)
Income tax provision	-
Net loss	$(2,528,180)

Basic and diluted loss per common share	$(1.42)

Weighted average shares outstanding	1,781,486

See accompanying notes to consolidated financial statements.

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, October 15, 2014	—	$—	—	$—	$—	$—	$—

Issuance of common stock under subscription agreement	35,785,858	3,579	430.707	43	1,176	—	4,798
Effect of reverse merger agreement	—	32,207	376.500	764	(33,215)	—	(244)
Issuance of common stock under subscription agreement	—	—	26,250	26	139,125	—	139,151
Net loss for the period ended September 30, 2015	—	—	—	—	—	(2,528,180)	(2,528,180)

Balance, September 30, 2015	35,785,858	$35,786	833,457	$833	$107,086	$(2,528,180)	$(2,384,475)

See accompanying notes to consolidated financial statements.

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from October 15, 2014 (inception) through September 30, 2015
Cash flow from operating activities
Net loss	$(2,528,180)
Amortization expense	24,375
Stock-based compensation	139,126
Adjustments to reconcile net income to net cash used by operating activities
Changes in operating assets and liabilities
Accounts payable	672,113
Accounts payable, related parties	1,124,356
Accrued liabilities, related parties	805,000
Net cash provided by operating activities	236,790

Purchase of other asset	(2,500)
Net cash used in investing activities	(2,500)

Proceeds from issuance of common stock	5,323
Payments on offering costs towards issuance of common stock	(237,398)
Net cash used in financing activities	(232,075)

Net increase in cash	2,215

Cash at beginning of period	-
Cash at end of period	$2,215

Supplemental cash flow information
Cash paid for interest	$-
Cash paid for income taxes	$-

Supplemental disclosure of non-cash transactions:

During the period ended September 30, 2015, the Company acquired an intangible asset from a related party, which has been accrued in accounts payable, related parties valued at $24,375

See accompanying notes to consolidated financial statements.

RMR INDUSTRIALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for the period ended September 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information in accordance with Securities and Exchange Commission (SEC) Regulations.

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

Consolidation

The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, US Talc and Minerals, where intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows for the periods then ended.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2015, the Company had cash of $2,215 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Deferred Financing Costs

The Company incurred financing costs related to a registered offering which was completed in November, 2015.

Other Assets

Other assets consist of a deposit towards the acquisition of certain intellectual property rights.

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as September 30, 2015 which were excluded from the calculation of diluted loss per common share.

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

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the period from October 15, 2014 (inception) through September 30, 2015 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

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

Historically, it has mostly relied upon funds from the sale of shares of stock and from acquiring loans to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

NOTE D – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $1,148,732 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $805,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

NOTE E – INTANGIBLE ASSETS

The Company obtained an Option Agreement (“Option Agreement”) from RMR Holdings, Inc. with the Colorado School of Mines (“CSM”), which grants the Company an exclusive nine month option period to obtain an exclusive license for any patent rights owned by CSM. On August 25, 2014, CSM entered into the Option Agreement with the Company for a non-refundable fee of $30,000. Since the Company was in the process of formation, RMR Holdings, Inc. countersigned the Option Agreement with CSM on behalf of the Company. On October 15, 2014, the Company was incorporated in Nevada (Note 1) and RMR Holdings, Inc. assigned the Option Agreement to the Company. RMR Holdings, Inc. recorded amortization expense of $5,625 through October 15, 2014, which represented the elapsed time of holding the option since it was executed. The Company owed RMR Holdings, Inc. $24,375 which represented the approximate carrying value of RMR Holdings, Inc. at October 15, 2014, for an exclusive period which was initially set to expire on May 25, 2015, to evaluate CSM’s existing patent rights, technology and market potential. The Option Agreement was amended to extend the evaluation period until November 1, 2016, in exchange for an advance payment of $2,500 creditable towards a licensing fee. The Company may extend the Option Agreement for two (2) three month periods in exchange for a $3,000 extension fee per each patent or patent application. The value of the Option Agreement has been fully amortized over the term of the exclusivity period. The advance payments towards a licensing fee was capitalized as a progress payment towards the purchase of an intangible asset.

NOTE F – SHAREHOLDERS’ DEFICIT

Reverse Stock Split

On September 4, 2015, the Company implemented a reverse stock split of all of its authorized and issued and outstanding shares of Class B Common Stock in ratio of one-for-twenty. All historical and per share amounts have been adjusted to reflect the reverse stock split.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At September 30, 2015, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At September 30, 2015, the Company had 35,785,858 and 833,457 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

In August 2015, the Company issued 26,250 shares of Class B Common Stock valued at $139,650, for which the Company received proceeds of $525. The incremental value of $139,125 was recorded as stock-based compensation expense.

NOTE G – INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses since inception. At September 30, 2015, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to losses generated and uncertainties surrounding its ability to generate future taxable income. Accordingly, the net deferred tax assets have been fully reserved.

Net deferred tax assets consist of the following components:

September 30, 2015

Deferred tax asset:
Net operating loss carryforwards	$1,030,132
Valuation allowance	(1,030,132)
Net deferred tax asset	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax income (loss) from continuing operations as follows:

September 30, 2015

Tax benefit at statutory rates	$(1,030,132)
Change in valuation allowance	1,030,132
Net provision for income taxes	$-

The Company has accumulated net operating loss carryovers of approximately $2,528,180 as of September 30, 2015 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033.

NOTE H – SUBSEQUENT EVENT

On November 1, 2015 the Company paid an advance deposit of $2,500 to CSM towards the future acquisition of patent rights and extended the evaluation period to March 1, 2016 under the Option Agreement.

On November 6, 2015 the Company entered into subscription agreements with several accredited investors (the "Purchasers") to offer and sell 147,500 units of the Company’s securities (the “Units”) at $10.00 per Unit for aggregate proceeds of $1,475,000. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one share of Class B Common Stock at an exercise price of $12.50 with a term of five years.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 27, 2015, between RMR Industrials, Inc., OLYB Acquisition Corporation and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).

4.1	Form of Warrant (incorporated by reference to our Amendment No. 4 to the Registration Statement on Form S-1 filed on October 8, 2015).

10.1	Management Services Agreement dated as of February 1, 2015, between Industrial Management LLC and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015).

10.2	Option Agreement, dated August 25, 2014, between Colorado School of Mines and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.6	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.7	Registration Rights Agreement, dated February 1, 2015, between RMR IP, Inc. and Industrial Management, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.8	Voting Agreement, dated February 27, 2015, between Principio Management LLC and 77727111, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.9	Assignment Agreement, dated October 15, 2014, between RMR Holdings, Inc. and RMR IP, Inc. (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.10	Amendment No. 1 to Option Agreement dated as of May 25, 2015, between RMR IP, Inc. and Colorado School of Mines (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2015).

10.11	Form of Subscription Agreement (incorporated by reference to our Amendment No. 5 to the Registration Statement on Form S-1 filed on October 20, 2015)

21.1	List of Subsidiaries – RMR IP, Inc., a Nevada corporation; United States Talc and Minerals Inc., a Nevada corporation

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

Exhibit Number	Description

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (Filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)