Form 10-Q
period 2015-12-31
RMR Industrials, Inc.
filed 2016-02-16
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of February 16, 2016 the registrant had 35,785,858 Shares of Class A Common Stock and 980,957 Shares of Class B Common Stock outstanding.

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

Unless otherwise specified or required by context, as used in this Quarterly Report, the terms "we," "our," "us" and the "Company" refer collectively to RMR Industrials, Inc. and its wholly-owned subsidiaries, RMR IP, Inc. and United States Talc and Minerals, Inc. The term "fiscal year" refers to our fiscal year ending September 30. Unless otherwise indicated, the term "common stock" refers to shares of our Class B Common Stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

1

RMR INDUSTRIALS, INC.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RMR INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENT

FINANCIAL STATEMENTS

December 31, 2015

Page(s)
Unaudited Consolidated Balance Sheets as of December 31, 2015 and September 30, 2015	F-1

Unaudited Statements of Operations for the three months ended December 31, 2015 and for the period October 15, 2014 (inception) through December 31, 2014	F-2

Unaudited Statements of Cash Flows for the three months ended December 31, 2015 and for the period October 15, 2014 (inception) through December 31, 2014	F-3

Notes to Unaudited Financial Statements	F-4

3

RMR Industrials, Inc.

Consolidated Balance Sheets

December 31, 2015 and September 30, 2015

	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$842,556	$2,215
Total current assets	842,556	2,215

Deferred financing costs	-	237,398
Other assets	5,000	2,500
Total assets	$847,556	$242,113

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$517,186	$672,113
Accounts payable, related party	1,218,233	1,148,732
Accrued liabilities, related party	1,015,743	805,743
Total liabilities(All Current)	2,751,162	2,626,588

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 980,957 and 833,457 shares issued and outstanding on December 31, 2015 and September 30, 2015, respectively	981	833
Additional paid-in capital	1,270,113	107,086
Accumulated deficit	(3,210,486)	(2,528,180)
Total stockholders’ deficit	$(1,903,606)	$(2,384,475)

Total liabilities and stockholders’ deficit	$847,556	$242,113

The accompanying notes are an integral part of these financial statements.

RMR Industrials, Inc.

Consolidated Statements of Operations (Unaudited)

For the three months ended December 31, 2015 and October 15, 2014 (inception) through December 31, 2014

	For the three months ended December 31, 2015	For the period October 15, 2014 (inception) through December 31, 2014
	(Unaudited)	(Unaudited)

Operating Expenses
Selling, general and administrative	$682,647	$334,187
Loss from operations	(682,647)	(334,187)
Interest income	342	-
Loss before income tax provision	(682,305)	(334,187)
Income tax provision	-	-
Net loss	$(682,305)	$(334,187)

Basic and diluted loss per common share	$(0.25)	$(0.00)

Weighted average shares outstanding	2,710,929	-

RMR Industrials, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended December 31, 2015 and for the period October 15, 2014 (inception) through December 31, 2014

	Three months ended December 31, 2015	For the period from October 15, 2014 (inception) through December 31, 2014
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(682,305)	$(334,187)
Amortization expense	-	9,585
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable	(154,927)	-
Accounts payable, related parties	69,500	149,602
Accrued liabilities, related parties	210,000	175,000
Net cash used in operating activities	(557,732)	-

Purchase of other assets
Net cash used in investing activities	(2,500)	-
	(2,500)	-

Proceeds from issuance of common stock	1,475,000	-
Payments on offering costs towards issuance of common stock	(74,427)	-
Net cash provided by financing activities	1,400,573	-

Net increase in cash	840,341	-

Cash at beginning of period	2,215	-
Cash at end of period	$842,556	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

RMR INDUSTRIALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

For financial reporting purposes, the Merger represents a “reverse merger” rather than a business combination and RMR IP is deemed to be the accounting acquirer in the transaction. Consequently, the assets and liabilities and the historical operations that will be reflected in the Company’s future financial statements will be those of RMR IP. The Company’s assets, liabilities and results of operations have been consolidated with the assets, liabilities and results of operations of RMR IP after consummation of the Merger, and the historical financial statements of the Company before the Merger has been replaced with the historical financial statements of RMR IP before the Merger, and this will continue to be the presentation in all future filings with the SEC.

On March 10, 2015, we formed United States Talc and Minerals Inc. (“US Talc and Minerals”), incorporated in the State of Nevada as a wholly-owned subsidiary of the Company for the purpose of facilitating future acquisitions.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the period ended December 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. The unaudited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, US Talc and Minerals, where intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2015 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited.

The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, US Talc and Minerals, where intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2015 and the results of operations and cash flows for the periods then ended.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2015, the Company had cash of $842,556 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as December 31, 2015 which were excluded from the calculation of diluted loss per common share.

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

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the three months ended December 31, 2015 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

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

NOTE D – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $1,218,233 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $1,015,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

On February 1, 2015, RMR, IP entered into a management services agreement with Industrial Management LLC (“IM”), to provide services to RMR, IP and affiliated entities, which include assistance in operational and administrative matters, identifying, analyzing, and structuring growth initiatives, and potential strategic acquisitions. As compensation for these services, RMR, IP will pay to IM an annual cash management fee in an amount equal to the greater of 2% of the Company’s annual gross revenues or $1,000,000, and a development fee with respect to any capital project incurred by RMR IP equal to 2% of total project costs. In addition, IM has the option to be assigned all available royalties from RMR IP’s mineral holdings, leases or interests greater than 75% of net revenue interests for all mineral rights or production of minerals. At IM’s sole discretion, it may choose to accept a preferred convertible security with a 15% dividend accruing quarterly in lieu of cash for some or all of the annual management fee, development fee and royalty assignments. Such preferred convertible securities shall be convertible into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to fifty percent of the market price of the applicable Class B Common Stock on the day prior to the date of issuance. In addition, these preferred convertible securities are callable for a cash, for a period of six months following the date of issuance; provided, however, that if called, IM shall have the option to convert the called preferred stock into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to sixty-six and two thirds percent of the market price of the applicable Class B Common Stock on the business day immediately preceding the issuance date of preferred stock, and will include a blocker provision. In connection with the management services agreement with IM, RMR IP entered into a registration rights agreement which requires RMR IP to register for resale any securities issued as consideration under the management services agreement. The registration rights agreements provide for both demand and piggy back registration rights, and requires that IM not transfer any shares of RMR IP during a 90 day period following the effective date of a registration statement. The registration rights agreement terminates when the shares held by IM become eligible for resale pursuant to Rule 144.

NOTE E – INTANGIBLE ASSETS

The Company obtained an Option Agreement (“Option Agreement”) from RMR Holdings, Inc. with the Colorado School of Mines (“CSM”), which granted the Company an exclusive option period to obtain an exclusive license for any patent rights owned by CSM. The Option Agreement was amended to extend the evaluation period until March 1, 2016, in exchange for advance payments totaling $5,000 creditable towards a licensing fee. The advance payments towards a licensing fee was capitalized as a progress payment towards the purchase of an intangible asset.

NOTE F – SHAREHOLDERS’ DEFICIT

Reverse Stock Split

On September 4, 2015, the Company implemented a reverse stock split of all of its authorized and issued and outstanding shares of Class B Common Stock in ratio of one-for-twenty. All historical and per share amounts have been adjusted to reflect the reverse stock split.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At December 31, 2015, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At December 30, 2015, the Company had 35,785,858 and 980,957 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

In November 2015, the Company entered into subscription agreements with several accredited investors (the "Purchasers") to offer and sell 147,500 units of the Company’s securities (the “Units”) at $10.00 per unit for aggregate proceeds of $1,475,000. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one share of Class B Common Stock at an exercise price of $12.50 with a term of five years.

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

On November 17, 2014, Rocky Mountain Resource Holdings Inc. (“RMRH”) became our majority shareholder by acquiring 5,200,000 shares of our common stock (the “Shares”), or 69.06% of the issued and outstanding shares of our common stock, pursuant to stock purchase agreements with Messrs. El Maraana and Salah Blal, our former officers and directors. The Shares were acquired for an aggregate purchase price of $357,670.

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

Results of Operations

Comparison for the Three Months Ended December 31, 2015 and for the Period October 15, 2014 (inception) through December 31, 2014

Revenues

We have a limited operational history. From inception on October 15, 2014 to December 31, 2015, we did not generate any revenues.

Operating Expenses

Our operating expenses for the three months ended December 31, 2015 was $682,647, compared to $335,194 in the period from October 15, 2014 (inception) through December 31, 2014. Operating expenses increased due to higher consulting expenses, public company costs, legal fees, business-related travel and office expenses.

4

Net Loss

Our net loss for the three months ended December 31, 2015 was $682,306, compared to $335,194 in the period from October 15, 2014 (inception) through December 31, 2014.

Liquidity and Capital Resources

On December 31, 2015, we had current assets of $842,556, total current liabilities of $2,751,162 and working capital deficit of $1,903,606. We have incurred an accumulated loss of $3,210,486 since inception. Our independent auditors have issued an audit opinion for our financial statements for the period ended September 30, 2015, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

On November 6, 2015, we entered into Subscription Agreements with several accredited investors (the "Purchasers") to offer and sell 147,500 units of our securities (the “Units”) at $10.00 per unit for aggregate proceeds of $1,475,000. Each Unit entitles the Purchaser to one share of our Class B Common Stock and a warrant to purchase one share of our Class B Common Stock at an exercise price of $12.50 with a term of five years.

The Units were issued pursuant to a prospectus dated as of October 30, 2015, filed with the Securities and Exchange Commission, in connection with a registration statement on Form S-1 originally filed on July 1, 2015, as amended (Registration No. 333-205416), which became effective on October 30, 2015.

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are $50,000 per month. In order to successfully execute our business plan, the net proceeds of a $10-20 million offering will be required to finance any strategic acquisitions and for general working capital purposes.

We do not internally generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to our business plan which will depend on future acquisitions. We anticipate generating losses through 2016. We anticipate that we will be able to raise sufficient amounts of working capital in the near term through debt or equity offerings as may be required to meet short-term obligations.

We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, successful acquisitions and, further in the future, achieving a profitable level of operations. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

Going Concern

We have incurred net losses since our inception on October 15, 2014 through December 31, 2015 totaling $3,210,486 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended September 30, 2015 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

5

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1(a)	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on November 20, 2012).
3.2(b)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 9, 2014).
3.2	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on November 20, 2012).
10.1	Form of Subscription Agreement (incorporated by reference to our Amendment No. 5 to the Registration Statement on Form S-1 filed on October 20, 2015)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files

* Filed herewith

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMR Industrials, Inc.

DATED: February 16, 2016	By:	/s/ Gregory Dangler
Gregory Dangler
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)