Form 10-KT
period 2016-03-31
RMR Industrials, Inc.
filed 2016-06-28
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2015 to March 31, 2016

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2015 was N/A.

As of June 27, 2016, the Company had 35,785,858 Shares of Class A Common Stock and 990,959 Shares of Class B Common Stock outstanding.

 i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Transition Report on Form 10-K/T that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Transition Report.

Our management has included projections and estimates in this Form 10-K/T, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Unless otherwise specified or required by context, as used in this Report, the terms "we," "our," "us" and the "Company" refer collectively to RMR Industrials, Inc. and its wholly-owned subsidiaries, RMR IP, Inc. and United States Talc and Minerals Inc. Unless otherwise indicated, the term "common stock" refers to shares of our Class A Common Stock and Class B Common Stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

 ii

PART I

Item 1.	Business

Change in Fiscal Year

On May 11, 2016, our Board of Directors changed the Company’s fiscal year end from September 30 to March 31. As a result of this change, this Transition Report on Form 10-K/T impacts the comparability of the prior fiscal year ended September 30, 2015 to the transitional year ended March 31, 2016. The transitional period covered by this Transition Report on Form 10-K/T is October 1, 2015 to March 31, 2016, and we have, therefore, provided unaudited financial information for the comparable period of the prior year, from October 15, 2014 (inception) to March 31, 2015, for comparison. The equivalent prior period is based on historical data and is matched to the current transitional period as closely as possible.

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

Our current focus is on developing and commercializing key intellectual property rights across natural resource related assets. Our business operations focus on developing potential licensing opportunities, joint ventures and strategic alliances, which leverage our management team’s industrial operations experience.

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

Our strategy is to evolve from providing primarily patent licenses to providing additional technology, products and services while creating and leveraging strategic synergies to increase revenue. One of our goals is to supplement our patent licensing business with additional licensing opportunities for our technologies, products and services to be incorporated into our customers’ products and/or systems. Our technology licenses are designed to support the implementation and adoption of our technology into our customers’ products or services. Under technology licenses, our customers are expected to receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

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

Intellectual Property

Pursuant to an option agreement with the Colorado School of Mines (“CSM”), we have acquired the rights to certain intellectual property from CSM, including issued US patent 7,662,275 and US patent applications 61/946062, 61/941869 and 61/950500 through payment of an advance deposit of $7,500 to exercise our rights in accordance with our option agreement with CSM in July 2015. US patent 7,662,275 is the main patent in which we aim to commercialize our products and services. Our payment secures this intellectual property. The patent applications 61/946062, 61/941869 and 61/950500 are still pending approval with the US Patent and Trademark Office. We believe these applications are complementary and effectively build on the core technology present in US patent 7,662,275. Regardless of the applications in process, we will pursue our plans with the issued patent. We estimate an additional payment of $2,500 to $7,500 to secure the remaining patent rights depending on approvals of the patent applications. These patents describe a process to increase oil and gas production through modified injection processes. Our management views CSM as a highly respected institution which specializes in industrial minerals technology research and believes that CSM could be a valuable technical resource for future intellectual property development. We currently have the right to market and pursue licensing opportunities with these patents and patent applications. We continue to have exclusive rights to negotiate and acquire rights to US patent applications 61/946062, 61/941869 and 61/950500 from CSM under our option agreement, which terminates on September 1, 2016.

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

Revenues and Customers

We do not currently generate any revenues. Future revenues will be generated through licensing intellectual property, providing services and selling commodity and industrial assets. We plan to grow revenues by not only expanding sales to existing customers but also expanding customer acquisitions through improved infrastructure. Our future customers are typically manufacturers of ceramics, paints, plastics, paper, rubber, food, cosmetics, and many other consumer products. Customers of industrial chemicals include oil and gas producers and manufacturing facilities.

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

Government Regulation

Our operations will be subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the protection of the environment and human health and to safety, including those pertaining to chemical manufacture and distribution, waste generation, storage and disposal, discharges to waterways, and air emissions and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to civil, criminal and administrative penalties, injunctions or both. We will devote significant financial resources to ensure compliance. We believe that we are in substantial compliance with all the applicable laws and regulations.

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

We currently have 4 full-time employees.

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

Loss of key members of our management team could disrupt our business.

We depend on the continued employment and performance of our senior executives and other key members of our management team. If any of these individuals resigns or becomes unable to continue in his or her present role and is not adequately replaced, our business operations and our ability to implement our growth strategies could be materially disrupted. We generally do not have employment agreements with, and we do not maintain any "key person" life insurance for, any of our executive officers.

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

Economic conditions around the world, and in certain industries in which the Company does business also impact sales prices and volume. As a result, market uncertainty or an economic downturn in the geographic areas or industries in which we sell our products could reduce demand for these products and result in decreased sales volume, which could have a negative impact on our results of operations.

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

The proposed transactions are part of our ongoing efforts to implement our business plan by acquiring industrial commodity businesses. However, if we do not complete the proposed acquisitions, we may not achieve the returns that we seek from the proceeds raised in a potential offering to the extent, if any, that we intend to use any net proceeds to acquire such assets or companies. We also cannot predict how the announcement of the potential acquisitions, or the completion or non-completion of the transactions on the contemplated terms, will affect the trading price of our common stock.

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

Our directors and executive officers own, directly or indirectly, approximately 42.2% of the Company’s aggregate outstanding capital stock and approximately 57% of the Company Class A Common Stock (the Company’s voting capital stock) on their own, effectively giving them voting control on most, if not all, decisions. The voting rights represented by these share holdings provide our management with a sufficient number of voting rights for all practical purposes to effectively control the election of our directors, cause us to engage in transactions with affiliated entities, cause or restrict the sale or merger of the Company, and effect such other matters as may be presented for a vote of our shareholders. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of the Company even when such a change of control would be in the best interests of the Company’s other shareholders. Accordingly, investors will have little voice in our management decisions and will exercise very little control over us. In addition, the applicable sections of the Nevada Revised Statutes provide that certain actions must be approved by a specified percentage of shareholders. In the event that the requisite approval of shareholders is obtained, dissenting shareholders would be bound by such vote. Accordingly, no persons should purchase any shares unless they are willing to entrust all aspects of control to our management.

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

The SEC approved listing standards for companies using reverse acquisitions to list on an exchange may limit our ability to become listed on an exchange. We would be considered a reverse acquisition company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE Amex or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the merger, including audited financial statements. We would be required to maintain a minimum $4 share price ($2 or $3 for Amex) for at least thirty (30) of the sixty (60) trading days before our application and the exchange’s decision to list. We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information. Although there is an exception for a firm underwritten public offering with proceeds of at least $40 million, we do not anticipate being in a position to conduct a public offering in the foreseeable future. To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

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

Holders

As of June 27, 2016, there were 72 holders of record of our Class B Common Stock, not including any shareholders holding shares in nominee or “street name” and 3 holders of record of our Class A Common Stock.

Dividends

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

Recent Issuance of Unregistered Securities

We issued the following unregistered securities during the transition period ended March 31, 2016:

•	On March 28, 2016, we issued 10,000 shares of common stock valued at $100,000 in accordance with our Loan Settlement Agreement and Release for repayment of outstanding liabilities.

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

The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock based awards, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is currently 778,950 shares. Our Board of Directors currently serves as the administrator of the Plan. As of March 31, 2016, no securities have been issued under the Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	-	-	778,950
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	-	-	778,950

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Understanding Our Financial Information

On May 11, 2016, our Board of Directors changed the Company’s fiscal year end from September 30 to March 31. As a result of this change, the Transition Report on Form 10-K/T impacts the comparability of the prior fiscal year ended September 30, 2015 to the transitional period ended March 31, 2016. The transitional period covered in this report is October 1, 2015 to March 31, 2016, and we have, therefore, provided unaudited financial information for the comparable period of the prior year, from October 15, 2014 (inception) to March 31, 2015 for comparison. The equivalent prior period is based on historical data and is matched to the current transitional period as closely as possible.

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

We have acquired the rights to certain intellectual property from the Colorado School of Mines (“CSM”), including issued US patent 7,662,275 and US patent applications 61/946062, 61/941869 and 61/950500 through payment of an advance deposit in accordance with our option agreement with CSM in July 2015. We currently have the right to market and pursue licensing opportunities with these patents. We will obtain full title and ownership to the patent rights once we have paid the remaining balance under the option agreement, which terminates on September 1, 2016. Our negotiations on the valuation of these patent rights are currently ongoing. These patents describe a process to increase oil and gas production through modified injection processes. Our management views CSM as a highly respected institution which specializes in industrial minerals technology research and believes that CSM could be a valuable technical resource for future intellectual property development.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2016, the Company had cash of $356,287 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as March 31, 2016 which were excluded from the calculation of diluted loss per common share.

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

Results of Operations for the Transitional Period from October 1, 2015 to March 31, 2016 and the Prior Comparable Period from October 15, 2014 (Inception) to March 31, 2015

Revenues

We have a limited operational history. We did not generate any revenues during the transitional period October 1, 2015 to March 31, 2016, or during the equivalent prior period October 15, 2014 (inception) to March 31, 2015.

Operating Expenses

Our operating expenses for the transitional period from October 1, 2015 to March 31, 2016 were $1,490,993. Operating expenses consisted of consulting services from related parties, public company costs, personnel and other administrative expenses.

Our operating expenses for the equivalent prior period from October 15, 2014 (inception) to March 31, 2015 were $848,464. Operating expenses consisted of consulting services from related parties, public company costs and amortization of intangible assets.

The increase in our operating expenses was due to higher spending in consulting, personnel costs and legal fees related to sourcing and development of mergers and acquisition-related activities.

Net Loss

During the transitional period from October 1, 2015 to March 31, 2016, we recognized net losses of $1,490,380.

During the equivalent prior period from October 15, 2014 (inception) to March 31, 2015, we recognized net losses of $848,464.

The increase in net loss was due to higher operating expenses as described above.

Liquidity and Capital Resources

As of March 31, 2016, we had current assets of $356,287, total current liabilities of $2,975,467 and working capital deficit of $2,619,180. We have incurred an accumulated loss of $4,018,560 since inception. Our independent auditors have issued an audit opinion for our financial statements for the six month period ended March 31, 2016, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

On March 28, 2016, we issued 10,000 shares of our Class B common stock valued at $100,000 in accordance with a Loan Settlement Agreement and Release for repayment of $100,000 of outstanding liabilities owed to an affiliate of the Company.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through March 31, 2016 totaling $4,018,560 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the transitional period ended March 31, 2016 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are included after the signature page of this filing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

As of the end of the transition period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth in the 2013 publication Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that, as of March 31, 2016, our ICFR was effective based on the criteria in Internal Control — Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2016 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

On March 28, 2016, we entered into a Loan Settlement and Release agreement with 77727111, LLC whereby we issued 10,000 shares of our Class B common stock, valued at $100,000 to repay outstanding liabilities owed in the amount of $100,000. 77727111, LLC is wholly owned by our Chief Executive Officer and Director, Mr. Chad Brownstein.

PART III

Item 10.	Directors, Executive Officer and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Chad Brownstein	43	Chief Executive Officer and Director
Gregory Dangler	34	President, Chief Financial Officer, Secretary and Director
Andrew Peltz	51	Director

Chad Brownstein is our Chief Executive Officer and he is responsible for the corporate strategy and board oversight for all investments. Mr. Brownstein has been the Chief Executive Officer and Director of the Company since 2014. Mr. Brownstein is responsible for assisting the corporate strategy and board oversight for all acquisition opportunities at RMRI. Since 2008, Mr. Brownstein has been a partner at Rocky Mountain Resource Holdings and/or its predecessor affiliates, a natural resources operating and investment company. Mr. Brownstein has been a member of the board of directors beginning in 2009, and is currently lead independent director and the Vice Chairman of the Banc of California. Previously, from 2009 to 2012, Mr. Brownstein was a principal member of Crescent Capital Group, an investment firm (formerly Trust Company of the West Leveraged Finance Group) focused on special situations. During 2008, Mr. Brownstein was a Senior Advisor at Knowledge Universe Ltd., a global education company, where he focused on turnaround operations. From 2000 to 2007, he was a Partner at ITU Ventures, a venture capital firm, making venture and growth investments with a specialization in corporate strategy. Mr. Brownstein began his career in 1996 at Donaldson Lufkin & Jenrette in the Merchant and Investment Banking divisions. Mr. Brownstein is either a current or past member of the Cedars Sinai Board of Governors, Los Angeles Conservation Corps, Prospect Global Resources, and The Palisades Group LLC, a Banc of California Company. Mr. Brownstein attended Columbia Business School and received his B.A. from Tulane University. We believe Mr. Brownstein’s extensive experience with investments and acquisitions will bring value to the Company as we seek to grow our business.

Gregory Dangler is our President and Chief Financial Officer and he is responsible for the day-to-day operations of all business units. Mr. Dangler has been the President, Chief Financial Officer, and Director of the Company since 2014. Mr. Dangler is responsible for the day-to-day operations and corporate financial strategy of RMRI. Since 2008, Mr. Dangler has been a partner at Rocky Mountain Resource Holdings and/or its predecessor affiliates, a natural resources operating and investment company. Previously, from 2012-present, Mr. Dangler has served in multiple capacities, including Chief Restructuring Officer of Prospect Global Resources, a natural resource development company. Prior to that, in 2009, Mr. Dangler founded a venture-backed technology company. As the Chief Executive, he raised institutional capital and expanded its global presence with operating interests in Africa and South America. From 2006 to 2007, Mr. Dangler was an associate with ITU Ventures, a venture capital firm, making venture and growth investments. While with ITU, Mr. Dangler executed private and public equity transactions, directed M&A activity, and provided strategic support to portfolio companies. In 2000, Mr. Dangler began his career in the U.S. Air Force and by 2004 was managing complex infrastructure projects. Mr. Dangler received a BS in Mechanical Engineering from the United States Air Force Academy and an MBA from the University of Southern California’s Marshall School of Business. We believe Mr. Dangler’s knowledge and experience in the natural resources industry and with emerging growth companies will help to further the Company’s goals and business efforts.

Andrew Peltz serves as a director on our Board. Mr. Peltz is currently the Co-Executive Chairman at iBorrow, L.P., a small balance commercial real estate lender, and Partner at Peltz Capital Management (“PCM”), an alternative investment firm with which is a partner at Trian Partners II, L.P.. Prior to forming PCM in 2003, Mr. Peltz worked at Triarc Companies, Inc. from 1999 to 2003 where he held the titles of Vice President, Investment Services and as an Associate of Corporate Development. He was primarily responsible for the day-to-day oversight of Triarc’s $650 million plus investment portfolio. Prior to Triarc, Mr. Peltz was Senior Investment Banker at Credit Agricole Lazard Financial Products Bank from 1997 to 1998, which is a joint venture between Lazard Freres & Co. and Credit Agricole, specializing in structured finance transactions. From 1996 to 1997, Mr. Peltz also served as a marketing associate for Lazard Asset Management, a division of Lazard Freres & Co., where he marketed their vast array of fixed income, equity and alternative investment products. Mr. Peltz holds a BFA from New York University.

We believe that Mr. Peltz’s education and management and accounting experience make him a valuable member to the Company’s board of directors.

Family Relationships

There are no family relationships among our directors or executive officers.

Board Composition

Our By-Laws provide that the Board of Directors shall consist of not less than one (1) nor more than fifteen (15) directors. Each director of the Company serves until his successor is elected and qualified, subject to removal by the Company's majority shareholders. Each officer shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined by the Board of Directors, and shall hold his office until his successor is elected and qualified, or until his earlier resignation or removal.

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

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers, and shareholders holding more than 10% of our outstanding Class B Common Stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our Class B Common Stock. Executive officers, directors, and persons who own more than 10% of our Class B Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

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

Legado Del Rey, LLC, a significant shareholder of the Company, was required to report its ownership interest of 15,494,500 shares of Class A Common Stock (convertible into Class B Common Stock) promptly after March 17, 2015. Legado Del Rey, LLC filed the Form 3 on May 19, 2016.

Except as set forth above, based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during the transition period ended March 31, 2016, none of our executive officers and directors, and persons who own more than 10% of our Class B Common Stock failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act.

Nominations to the Board of Directors

Our directors play a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

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

As of March 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Gregory Dangler, Chad Brownstein and Andrew Peltz comprise our Board of Directors, with Mr. Brownstein serving as our Chief Executive Officer. We have determined this leadership structure is appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on our size, resources and operations.

Currently, our Board of Directors is establishing procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Item 11.	Executive Compensation

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and directors for all services rendered in all capacities to our Company for the transitional period from October 1, 2015 to March 31, 2016 and for the period from October 15, 2014 (inception) through September 30, 2015:

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Chad Brownstein	2016	228,750	—	—	—	—	—	—	228,750
CEO and Director	2015	402,500	—	—	—	—	—	—	402,500
Gregory Dangler	2016	228,750	—	—	—	—	—	—	228,750
CFO and Director	2015	402,500	—	—	—	—	—	—	402,500

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the transitional period from October 1, 2015 to March 31, 2016.

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

The following table sets forth certain information with respect to the beneficial ownership of our Class A Common Stock and Class B Common Stock (on a post reverse-split basis) as of June 27, 2016, for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Class A Common Stock or Class B Common Stock. Unless otherwise specified below, the address of each of the persons listed in the table below is c/o RMR Industrials, Inc., 9595 Wilshire Blvd. #310, Beverly Hills, CA 90212.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Class of Common Stock(2)	Shares Beneficially Owned		Percentage Beneficially Owned(3)

Directors and Executive Officers

Gregory M. Dangler	Class A	9,499,657	(4)	26.55%
President, Chief Financial Officer, Secretary and Director	Class B	60,000	(4)	6.05%

Chad Brownstein	Class A	10,791,701	(5)	30.16%
Chief Executive Officer, Director	Class B	90,000	(5)	9.08%

Andrew Peltz	Class B	15,000		1.51%
Director

All Officers and Directors as a Group	Class A	20,291,358		56.70%
	Class B	165,000		16.65%

5% Shareholders

Legado Del Rey, LLC	Class A	15,494,500	(6)	43.30%
121 South Beverly Drive
Beverly Hills, CA 90212

Principio Management LLC	Class A	9,499,657		26.55%
	Class B	60,000		6.05%

77727111, LLC	Class A	10,791,701		30.16%
	Class B	90,000		9.08%

The Munitz Family Trust	Class B	159,000	(7)	16.05%
9595 Wilshire Blvd. #310
Beverly Hills, CA 90212

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	The Company has Class A Common Stock and Class B Common Stock. The holders of Class A Common Stock will have the right to vote on all matters on which stockholders have the right to vote. The holders of Class B Common Stock will have the right to vote solely on matters where the vote of such holders is explicitly required under Nevada law, such as an approval of a plan of merger, exchange or conversion, an increase or decrease in the number of authorized shares of a class or series of stock in certain circumstances, and other situations as required by Nevada law where the rights, preferences or limitations of such holders are adversely impacted. On matters which the applicable class of stockholders have the right to vote, each Class A Common Stock and Class B Common Stock shall be entitled to one vote per share.

(3)	Based on 35,785,858 shares of Class A Common Stock and 833,459 shares of Class B Common Stock outstanding as of June 27, 2016.

(4)	Mr. Gregory M. Dangler is the indirect owner of 9,499,657 shares of Class A Common Stock and 60,000 shares of Class B Common Stock, which are directly held by Principio Management LLC (“Principio”). The business address of Principio is 9595 Wilshire Blvd, Suite 310, Beverly Hills, CA 90212. The principal business of Principio is a provider of management consulting services. Mr. Dangler is the managing member owner of Principio and has sole voting and dispositive power over the shares held by Principio. Mr. Gregory M. Dangler is also the indirect owner of 260,000 shares of Class B Common Stock, which are directly held by RMRH, and has shared voting and dispositive power over the shares held by RMRH. Principio and 77727111 have agreed to vote unanimously on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by Principio, it would be entitled to 474,983 shares of Class B Common Stock, on a post-reverse-split basis.

(5)	Mr. Chad Brownstein is the indirect owner of 10,791,701 shares of Class A Common Stock and 90,000 shares of Class B Common Stock, which are directly held by 77727111, LLC. The business address of 77727111, LLC is 9595 Wilshire Blvd, Suite 310, Beverly Hills, CA 90212. The principal business of 77727111, LLC is a provider of management consulting services. Mr. Brownstein is the managing member of 77727111 LLC and has sole voting and dispositive power over the shares held by 77727111 LLC. Mr. Chad Brownstein is also the indirect owner of 260,000 shares of Class B Common Stock, which are directly held by RMRH, and has shared voting and dispositive power over the shares held by RMRH. Principio and 77727111 have agreed to vote unanimously on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by 77727111, LLC, it would be entitled to 539,585 shares of Class B Common Stock, on a post-reverse-split basis.

(6)	The business address of Legado Del Rey, LLC is 121 South Beverly Dr., Beverly Hills, CA 90212. The principal business of Legado Del Rey, LLC is a family office. Edward Czuker is the manager of Legado Del Rey, LLC and has sole voting and dispositive power over the shares held by this entity.

(7)	Barry Munitz is the trustee of The Munitz Family Trust and has sole voting and dispositive power over the shares held by this entity.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Transactions

Since inception, the Company accrued $1,368,233 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company.

On October 15, 2014, RMR, IP, the Company’s subsidiary, entered into consulting agreements with each of Gregory Dangler, who is our current President, and Chad Brownstein, who is our current Chief Executive Officer, pursuant to which each of Mr. Dangler and Brownstein would provide services related to their roles as executive officers of the Company. The Company has accrued $1,075,000 for unpaid officers’ compensation expense in accordance with such consulting agreements. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

On March 28, 2016, we entered into a Loan Settlement Agreement and Release agreement with 77727111, LLC whereby we issued 10,000 shares of our Class B common stock valued at $100,000 to repay outstanding liabilities owed.

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

Director Independence

During the transitional period October 1, 2015 to March 31, 2016, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

The following table sets forth all fees we incurred in connection with professional services rendered by Hein & Associates, LLP during the transitional period from October 1, 2015 through March 31, 2016:

Fee Type	2016
Audit Fees	$34,806
Tax Fees	930
All Other Fees	-
$35,736

PART IV

Item 15.	Exhibits Financial Statement Schedules

(a)     Financial Statements and Financial Statement Schedule

See Index to Consolidated Financial Statements

(b)      Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 27, 2015, between RMR Industrials, Inc., OLYB Acquisition Corporation and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).

4.1	Form of Warrant (incorporated by reference to our Amendment No. 4 to the Registration Statement on Form S-1 filed on October 8, 2015).

10.1	Management Services Agreement dated as of February 1, 2015, between Industrial Management LLC and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015).

10.2	Option Agreement, dated August 25, 2014, between Colorado School of Mines and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.6	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.7	Registration Rights Agreement, dated February 1, 2015, between RMR IP, Inc. and Industrial Management, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.8	Voting Agreement, dated February 27, 2015, between Principio Management LLC and 77727111, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.9	Assignment Agreement, dated October 15, 2014, between RMR Holdings, Inc. and RMR IP, Inc. (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.10	Amendment No. 1 to Option Agreement dated as of May 25, 2015, between RMR IP, Inc. and Colorado School of Mines (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2015).

10.11	Form of Subscription Agreement (incorporated by reference to our Amendment No. 5 to the Registration Statement on Form S-1 filed on October 20, 2015)

10.12	Loan Settlement and Release Agreement, dated March 28, 2016, between RMR Industrials, Inc. and 77727111, LLC (Filed herewith).

21.1	List of Subsidiaries – RMR IP, Inc., a Nevada corporation; United States Talc and Minerals Inc., a Nevada corporation

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

Exhibit Number	Description

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (Filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned on June 27, 2016, thereunto duly authorized.

RMR INDUSTRIALS, INC.

Dated: June 27, 2016	By:	/s/ Chad Brownstein
Chad Brownstein
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 27, 2016	By:	/s/ Gregory Dangler
Gregory Dangler
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report on Form 10-K/T has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 27, 2016	By:	/s/ Chad Brownstein
Chad Brownstein, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 27, 2016	By:	/s/ Gregory Dangler
Gregory Dangler, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: June 27, 2016	By:	/s/ Andrew Peltz
Andrew Peltz, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

RMR Industrials, Inc.

We have audited the accompanying consolidated balance sheets of RMR Industrials, Inc. as of March 31, 2016 and September 30, 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the six months ended March 31, 2016 and for the period from October 15, 2014 (date of inception) through September 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RMR Industrials, Inc. and subsidiaries as of March 31, 2016 and September 30, 2015, and the results of their operations and their cash flows for the six months ended March 31, 2016 and for the period from October 15, 2014 (date of inception) through September 30, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has suffered losses, a working capital deficit, and has negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note C to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein & Associates LLP

Irvine, California
June 27, 2016

RMR Industrials, Inc.

Consolidated Balance Sheets

	March 31, 2016	September 30, 2015
ASSETS
Current assets
Cash	$356,287	$2,215
Total current assets	356,287	2,215

Deferred financing costs	-	237,398
Other assets	7,500	2,500
Total assets	$363,787	$242,113

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$531,491	$672,113
Accounts payable, related party	1,368,233	1,148,732
Accrued liabilities, related party	1,075,743	805,743
Total liabilities (All Current)	2,975,467	2,626,588

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 990,957 and 833,457 shares issued and outstanding on March 31, 2016 and September 30, 2015, respectively	991	833
Additional paid-in capital	1,370,103	107,086
Accumulated deficit	(4,018,560)	(2,528,180)
Total stockholders’ deficit	$(2,611,680)	$(2,384,475)

Total liabilities and stockholders’ deficit	$363,787	$242,113

The accompanying notes are an integral part of these financial statements.

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the transition period October 1, 2015 through March 31, 2016	For the transition period October 15, 2014 (inception) through March 31, 2015	For the period October 15, 2014 (inception) through September 30, 2015
		(unaudited)
Operating Expenses
Selling, general and administrative	$1,490,993	$848,464	$2,528,180
Loss from operations	(1,490,993)	(848,464)	(2,528,180)
Interest income	613	-	-
Loss before income tax provision	(1,490,380)	(848,464)	(2,528,180)
Income tax provision	-	-	-
Net loss	$(1,490,380)	$(848,464)	$(2,528,180)

Basic and diluted loss per equivalent Class B share*	$(0.54)	$(1.02)	$(1.42)

Weighted average equivalent Class B shares outstanding*	2,740,592	828,472	1,781,486

*	Weighted average equivalent Class B shares outstanding and loss per equivalent Class B share are shown on an equivalent Class B common stock basis. Equivalent Class A shares outstanding are one-twentieth (1/20) of the equivalent Class B amount.

See accompanying notes to consolidated financial statements.

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Class A		Common Stock Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, October 15, 2014	—	$—	—	$—	$—	$—	$—

Issuance of common stock under subscription agreement	35,785,858	3,579	430,707	43	1,176	—	4,798
Effect of reverse merger agreement	—	32,207	376,500	764	(33,215)	—	(244)
Issuance of common stock under subscription agreement and stock-based compensation	—	—	26,250	26	139,125	—	139,151
Net loss for the period ended September 30, 2015	—	—	—	—	—	(2,528,180)	(2,528,180)
Balance, September 30, 2015	35,785,858	35,786	833,457	833	107,086	(2,528,180)	(2,384,475)
Issuance of common stock under subscription agreement	—	—	147,500	148	1,474,852	—	1,475,000
Issuance of common stock for loan settlement	—	—	10,000	10	99,990	—	100,000
Issuance costs	—	—	—	—	(311,825)	—	(311,825)
Net loss for the transition period October 1, 2015 to March 31, 2016	—	—	—	—		(1,490,380)	(1,490,380)

Balance, March 31, 2016	35,785,858	$35,786	990,957	$991	$1,370,103	$(4,018,560)	$(2,611,680)

See accompanying notes to consolidated financial statements.

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the transition period October 1, 2015 through March 31, 2016	For the transition period October 15, 2014 (inception) through March 31, 2015	For the period from October 15, 2014 (inception) through September 30, 2015
		(unaudited)
Cash flow from operating activities
Net loss	$(1,490,380)	$(848,464)	$(2,528,180)
Amortization expense	-	18,419	24,375
Stock-based compensation	-	-	139,126
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable	(140,622)	127,770	672,113
Accounts payable, related parties	319,501	317,275	1,124,356
Accrued liabilities, related parties	270,000	385,000	805,000
Net cash used in operating activities	(1,041,501)	-	236,790

Purchase of other asset	(5,000)	-	(2,500)
Net cash used in investing activities	(5,000)	-	(2,500)

Proceeds from issuance of common stock	1,475,000	4,733	5,323
Payments on offering costs towards issuance of common stock	(74,427)	-	(237,398)
Net cash provided by financing activities	1,400,573	4,733	(232,075)

Net increase in cash	354,072	4,733	2,215

Cash at beginning of period	2,215	-	-
Cash at end of period	$356,287	$4,733	$2,215

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash transactions:

During the period ended September 30, 2015, the Company acquired an intangible asset from a related party, which has been accrued in accounts payable, related parties valued at $24,375.

During the transition period October 1, 2015 to March 31, 2016, the Company issued common stock valued at $100,000 for settlement of an outstanding loan balance to a related party.

See accompanying notes to consolidated financial statements.

RMR INDUSTRIALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TRANSITION PERIOD ENDED MARCH 31, 2016

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for the transitional period from October 1, 2015 to March 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information in accordance with Securities and Exchange Commission (SEC) Regulations.

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

Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The audited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, US Talc and Minerals, where intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2016, the Company had cash of $356,287 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Deferred Financing Costs

The Company incurred financing costs related to a registered offering which was completed in November 2015.

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as March 31, 2016 which were excluded from the calculation of diluted loss per common share.

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

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the transitional period from October 1, 2015 through March 31, 2016 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

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

NOTE D – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $1,368,233 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $1,075,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

NOTE E – INTANGIBLE ASSETS

The Company obtained an Option Agreement (“Option Agreement”) from RMR Holdings, Inc. with the Colorado School of Mines (“CSM”), which grants the Company an exclusive nine month option period to obtain an exclusive license for any patent rights owned by CSM. On August 25, 2014, CSM entered into the Option Agreement with the Company for a non-refundable fee of $30,000. Since the Company was in the process of formation, RMR Holdings, Inc. countersigned the Option Agreement with CSM on behalf of the Company. On October 15, 2014, the Company was incorporated in Nevada (Note 1) and RMR Holdings, Inc. assigned the Option Agreement to the Company. RMR Holdings, Inc. recorded amortization expense of $5,625 through October 15, 2014, which represented the elapsed time of holding the option since it was executed. The Company owed RMR Holdings, Inc. $24,375 which represented the approximate carrying value of RMR Holdings, Inc. at October 15, 2014, for an exclusive period which was initially set to expire on May 25, 2015, to evaluate CSM’s existing patent rights, technology and market potential. The Option Agreement was amended to extend the evaluation period until September 1, 2016, in exchange for an advance payment of $2,500 creditable towards a licensing fee. The value of the Option Agreement has been fully amortized over the term of the exclusivity period. The advance payments towards a licensing fee was capitalized as a progress payment towards the purchase of an intangible asset.

NOTE F – SHAREHOLDERS’ DEFICIT

Reverse Stock Split

On September 4, 2015, the Company implemented a reverse stock split of all of its authorized and issued and outstanding shares of Class B Common Stock in ratio of one-for-twenty. All historical and per share amounts have been adjusted to reflect the reverse stock split.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At March 31, 2016, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At March 31, 2016, the Company had 35,785,858 and 990,957 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

NOTE G – INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses since inception and has a full valuation allowance on it deferred tax asset. At March 31, 2016 and September 30, 2015 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to losses generated and uncertainties surrounding its ability to generate future taxable income. Accordingly, the net deferred tax assets have been fully reserved.

Net deferred tax assets consist of the following components:

	March 31, 2016	September 30, 2015
Deferred tax asset:
Net operating loss carryforwards	$1,565,124	$1,030,132
Stock compensation	56,811	-
Intangible assets	9,953	-
State taxes - current	560	-
Deferred tax liabilities:
State taxes - deferred	(123,689)	-
Valuation allowance	(1,508,759)	(1,030,132)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss from continuing operations as follows:

March 31, 2016

Tax computed at federal statutory rate	$(521,633)
State tax, net of federal tax benefit	(82,840)
Meals and entertainment	7,291
Change in valuation allowance	598,782
Net provision for income taxes	$1,600

The Company has accumulated net operating loss carryovers of approximately $3,832,629 as of March 31, 2016 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033.

NOTE H – SUBSEQUENT EVENT

On June 1, 2016 the Company paid an advance deposit of $2,500 to CSM towards the future acquisition of patent rights and extend the evaluation period to September 1, 2016 under the Option Agreement.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated February 27, 2015, between RMR Industrials, Inc., OLYB Acquisition Corporation and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).

4.1	Form of Warrant (incorporated by reference to our Amendment No. 4 to the Registration Statement on Form S-1 filed on October 8, 2015).

10.1	Management Services Agreement dated as of February 1, 2015, between Industrial Management LLC and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015).

10.2	Option Agreement, dated August 25, 2014, between Colorado School of Mines and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.6	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.7	Registration Rights Agreement, dated February 1, 2015, between RMR IP, Inc. and Industrial Management, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.8	Voting Agreement, dated February 27, 2015, between Principio Management LLC and 77727111, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.9	Assignment Agreement, dated October 15, 2014, between RMR Holdings, Inc. and RMR IP, Inc. (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.10	Amendment No. 1 to Option Agreement dated as of May 25, 2015, between RMR IP, Inc. and Colorado School of Mines (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2015).

10.11	Form of Subscription Agreement (incorporated by reference to our Amendment No. 5 to the Registration Statement on Form S-1 filed on October 20, 2015)

10.12	Loan Settlement and Release Agreement, dated March 28, 2016, between RMR Industrials, Inc. and 77727111, LLC (Filed herewith).

21.1	List of Subsidiaries – RMR IP, Inc., a Nevada corporation; United States Talc and Minerals Inc., a Nevada corporation

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

Exhibit
Number	Description

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (Filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)