Form 10-Q
period 2016-06-30
RMR Industrials, Inc.
filed 2016-08-15
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-185046

RMR Industrials, Inc.

(Name of registrant in its charter)

Nevada	46-0750094
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9301 Wilshire Blvd., Suite 312

Beverly Hills, CA 90210

(Address of principal executive offices)

(310) 492-5010

(Registrant's telephone number, including area code)

9595 Wilshire Blvd., Suite 310

Beverly Hills, CA 90212

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

As of August 15, 2016, the registrant had 35,785,858 shares of Class A Common Stock and 1,030,957 shares of Class B Common Stock outstanding.

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

Unless otherwise specified or required by context, as used in this Quarterly Report, the terms "we," "our," "us" and the "Company" refer collectively to RMR Industrials, Inc. and its wholly-owned subsidiaries, RMR IP, Inc., United States Talc and Minerals Inc., and RMR Aggregates, Inc. The term "fiscal year" refers to our fiscal year ending March 31. Unless otherwise indicated, the term "common stock" refers to shares of our Class A Common Stock and Class B Common Stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

RMR INDUSTRIALS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RMR INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2016

RMR Industrials, Inc.

Consolidated Balance Sheets

	June 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$258,836	$356,287
Prepaid expenses	10,071	-
Total current assets	268,907	356,287

Deposits	31,119	-
Other assets	10,000	7,500
Total assets	$310,026	$363,787

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$491,818	$531,491
Accounts payable, related party	1,618,233	1,368,233
Accrued liabilities, related party	1,285,743	1,075,743
Total liabilities (All current)	3,395,794	2,975,467

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 1,030,957 and 990,957 shares issued and outstanding on June 30, 2016 and March 31, 2016, respectively	1,031	991
Common stock subscribed	(100,000)	-
Additional paid-in capital	1,769,960	1,370,103
Accumulated deficit	(4,792,545)	(4,018,560)
Total stockholders’ deficit	$(3,085,768)	$(2,611,680)

Total liabilities and stockholders’ deficit	$310,026	$363,787

The accompanying notes are an integral part of these financial statements.

RMR Industrials, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015
	(Unaudited)	(Unaudited)

Operating Expenses
Selling, general and administrative	$773,825	$537,248
Loss from operations	(773,825)	$(537,248)
Interest income	90	-
Loss before income tax provision	(773,735)	(537,248)
Income tax provision	250	-
Net loss	$(773,985)	$(537,248)

Basic and diluted loss per common share*	$(0.28)	$(0.21)

Weighted average shares outstanding*	2,780,250	2,596,500

*	Weighted average equivalent Class B shares outstanding and loss per equivalent Class B share are shown on an equivalent Class B common stock basis. Equivalent Class A shares outstanding are one-twentieth (1/20) of the equivalent Class B amount.

The accompanying notes are an integral part of these consolidated financial statements.

RMR Industrials, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(773,985)	$(537,248)
Amortization expense	-	4,467
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	(10,071)	-
Deposits	(31,119)	-
Accounts payable	(39,673)	(49,689)
Accounts payable, related parties	250,000	372,470
Accrued liabilities, related parties	210,000	210,000
Net cash used in operating activities	(394,848)	-

Purchase of other assets
Net cash used in investing activities	(2,500)	-
	(2,500)	-

Proceeds from issuance of common stock	299,897	65
Net cash provided by financing activities	299,897	65

Net (decrease) increase in cash	(97,451)	65

Cash at beginning of period	356,287	4,733
Cash at end of period	$258,836	$4,798

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

RMR INDUSTRIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the period ended June 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. The unaudited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, US Talc and Minerals, where intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of June 30, 2016, the Company had cash of $258,836 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Deposits

Deposits consist of a security deposit in connection with an office lease.

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as June 30, 2016 which were excluded from the calculation of diluted loss per common share.

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

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the three months ended June 30, 2016 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

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

NOTE D – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $1,618,233 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $1,285,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

On June 15, 2016, Rocky Mountain Resource Holdings Inc., entered into a Standard Office Lease agreement (the “Lease Agreement”) for its principal headquarters located in Beverly Hills, California, with a commencement date of July 1, 2016. Although the Company is not a party to the Lease Agreement, the security deposit and monthly rent payments will be funded by the Company in exchange for use of office space. Future rent payments by the Company will be recorded as a period cost in its operating expenses.

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

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At June 30, 2016, the Company had 35,785,858 and 1,030,957 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

On June 30, 2016 the Company entered into a subscription agreement with an accredited investor (the "Purchaser") to offer and sell 40,000 units of the Company’s securities (the “Units”) at $10.00 per Unit for which the Company received $299,897 in initial proceeds and $100,000 in common stock subscribed. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one share of Class B Common Stock at an exercise price of $10.00 with a term of two years. In the event the Company’s Class B Common Stock is not quoted or listed on a qualified national stock exchange by November 1, 2016, the Company will issue an additional warrant to purchase one share of Class B Common Stock at an exercise price of $10.00 with a term of two years.

NOTE G – SUBSEQUENT EVENT

On July 28, 2016, the Company formed RMR Aggregates, Inc., a Colorado corporation, as its wholly owned subsidiary.

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

On February 27, 2015 (the “Closing Date”), we entered into and consummated a merger transaction pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, OLYB Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and RMR IP, Inc., a Nevada corporation (“RMR IP”). In accordance with the terms of Merger Agreement, on the Closing Date, Merger Sub merged with and into RMR IP (the “Merger”), with RMR IP surviving the Merger as our wholly owned subsidiary. Chad Brownstein and Gregory M. Dangler are the directors of the Company and co-owners of RMRH which was the majority shareholder of the Company prior to the Merger. Additionally, Chad Brownstein and Gregory Dangler were indirect controlling shareholders and directors of RMR IP prior to the Merger. As such, the Merger was among entities under the common control of Chad Brownstein and Gregory Dangler.

On May 11, 2016, our Board of Directors changed our fiscal year end from September 30 to March 31.

On July 28, 2016, we formed RMR Aggregates, Inc., a Colorado corporation (“RMR Aggregates”), as our wholly owned subsidiary. RMR Aggregates was formed to hold assets whose primary focus is the mining and processing of industrial minerals for the manufacturing, construction and agriculture sectors.  These minerals include limestone, aggregates, marble, silica, barite and sand.

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

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2016 and June 30, 2015

Revenues

We have a limited operational history. We did not generate any revenues in either period.

Operating Expenses

Our operating expenses for the three months ended June 30, 2016 were $773,825, compared to $537,248 for the three months ended June 30, 2015. Operating expenses consisted of consulting services from related parties, public company costs, personnel and other administrative expenses. The increase in our operating expenses was due to higher spending in consulting, personnel costs and legal fees related to sourcing and development of mergers and acquisition-related activities.

Net Loss

Our net loss for the three months ended June 30, 2016 was $773,985, compared to a net loss of $537,248 for the three months ended June 30, 2015. The increase in our net loss was due to an increase in our operating expense, as described above.

Liquidity and Capital Resources

As of June 30, 2016, we had current assets of $268,907, total current liabilities of $3,395,794 and working capital deficit of $3,126,887. We have incurred an accumulated loss of $4,792,545 since inception. Our independent auditors issued an audit opinion for our financial statements for the six month transition period ended March 31, 2016, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are $50,000 per month. In order to successfully execute our business plan, the net proceeds of a $10-20 million offering will be required to finance our planned acquisitions and for general working capital purposes.

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

On June 30, 2016, we sold 40,000 units to an accredited investor for which we received $299,897 in initial proceeds and $100,000 in common stock subscribed. Each unit is comprised of one share of our Class B Common Stock and a warrant exercisable to purchase one share of our Class B Common Stock at an exercise price of $10.00 per share, exercisable over a two (2) year period. In the event our Class B Common Stock is not quoted or listed on a qualified national stock exchange by November 1, 2016, we will issue an additional warrant to purchase one share of Class B Common Stock at an exercise price of $10.00 with a term of two years.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through June 30, 2016 totaling $4,792,545 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the transition period ended March 31, 2016 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2016, we entered into a Subscription Agreement with an accredited investor (the “Purchaser”) to offer and sell 40,000 units of the Company’s securities at $10.00 per unit for aggregate proceeds of $400,000. Each unit entitles the Purchaser to one share of the Company’s Class B Common Stock, and a warrant to purchase one share of Class B Common Stock at an exercise price of $10.00 with a term of two (2) years (the “Warrant”). We intend to use the proceeds from the sale for general working capital purposes and acquisitions. This sale was to an “accredited investor,” as defined by Rule 501 of Regulation D promulgated under the Securities Act. The sale was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

The foregoing description of the Subscription Agreement and the Warrant does not purport to be complete, and is qualified in its entirety by reference to the full text of the form of Subscription Agreement and form of Warrant, which are filed as Exhibit 10.1 attached hereto and incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1*	Amended and Restated Articles of Incorporation, as amended.
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).
10.1*	Form of Subscription agreement and Warrant to Purchase Shares of the Company’s Class B Common Stock, dated as of June 30, 2016.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMR Industrials, Inc.

DATED: August 15, 2016	By:	/s/ Gregory Dangler
Gregory Dangler
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)