Form 10-KT/A
period 2016-03-31
RMR Industrials, Inc.
filed 2016-11-14
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

(Amendment No. 1)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2015 to March 31, 2016

Commission file number: 333-185046

RMR Industrials, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-0750094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9301 Wilshire Blvd., Suite 312 Beverly Hills, California	90210
(Address of principal executive office)	(Zip Code)

(310) 492-5010

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

As of June 27, 2016, the Company had 35,785,858 Shares of Class A Common Stock and 990,959 Shares of Class B Common Stock outstanding.

EXPLANATORY NOTE

RMR Industrials, Inc., a Nevada corporation (the “Company”), is filing this Amendment No. 1 to our Form 10-KT for the transition period from October 1, 2015 to March 31, 2016, originally filed with the Securities and Exchange Commission on June 28, 2016, for the purpose of including as exhibits (i) the consent of Hein & Associates LLP attached hereto as Exhibit 23.1, (ii) the Company’s 2015 Equity Incentive Plan attached hereto as Exhibit 10.10, and (iii) the form of Nonqualified Stock Option Agreement pursuant to the Company’s 2015 Equity Incentive Plan attached hereto as Exhibit 10.11. This Amendment No. 1 speaks as of the original filing date of the Form 10-KT and reflects only the changes to the cover page and Item 15 of Part IV. No other information included in the Form 10-KT has been modified or updated in any way.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)     Financial Statements and Financial Statement Schedules:

There are no financial statements or financial statement schedules being filed with this report on Form 10-KT/A. See the Index to Consolidated Financial Statements in the Transition Report on Form 10-KT filed on June 28, 2016.

(b)      Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 27, 2015, between RMR Industrials, Inc., OLYB Acquisition Corporation and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015).

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).

4.1	Form of Warrant (incorporated by reference to our Amendment No. 4 to the Registration Statement on Form S-1 filed on October 8, 2015).

10.1	Management Services Agreement dated as of February 1, 2015, between Industrial Management LLC and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015).

10.2	Option Agreement, dated August 25, 2014, between Colorado School of Mines and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015).

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015).

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015).

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015).

10.6	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015).

10.7	Registration Rights Agreement, dated February 1, 2015, between RMR IP, Inc. and Industrial Management, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.8	Voting Agreement, dated February 27, 2015, between Principio Management LLC and 77727111, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.9	Assignment Agreement, dated October 15, 2014, between RMR Holdings, Inc. and RMR IP, Inc. (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.10	RMR Industrials, Inc. 2015 Equity Incentive Plan, adopted by the Board of Directors on February 26, 2015 (filed herewith).

10.11	Form of Nonqualified Stock Option Agreement pursuant to the RMR Industrials, Inc. 2015 Equity Incentive Plan (filed herewith).

10.12	Amendment No. 1 to Option Agreement dated as of May 25, 2015, between RMR IP, Inc. and Colorado School of Mines (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2015).

10.13	Form of Subscription Agreement (incorporated by reference to our Amendment No. 5 to the Registration Statement on Form S-1 filed on October 20, 2015).

10.14	Loan Settlement and Release Agreement, dated March 28, 2016, between RMR Industrials, Inc. and 77727111, LLC (previously filed as Exhibit 10.12 to our Transition Report on Form 10-KT filed on June 28, 2016).

21.1	List of Subsidiaries – RMR IP, Inc., a Nevada corporation; United States Talc and Minerals Inc., a Nevada corporation.

23.1	Consent of Hein & Associates LLP dated November 14, 2016 (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (previously filed).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (previously filed).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

101	Interactive Data Files (previously filed).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned on November 14, 2016, thereunto duly authorized.

RMR INDUSTRIALS, INC.

Dated: November 14, 2016	By:	/s/ Chad Brownstein
Chad Brownstein
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ Gregory Dangler
Gregory Dangler
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KT/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 14, 2016	By:	/s/ Chad Brownstein
Chad Brownstein, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ Gregory Dangler
Gregory Dangler, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: November 14, 2016	By:	/s/ Andrew Peltz
Andrew Peltz, Director