Form 10-Q
period 2016-09-30
RMR Industrials, Inc.
filed 2016-11-14
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 14, 2016, the registrant had 35,785,858 shares of Class A Common Stock and 1,114,290 shares of Class B Common Stock outstanding.

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

RMR INDUSTRIALS, INC.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RMR INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2016

3

RMR Industrials, Inc.

Consolidated Balance Sheets

	September 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$734,873	$356,287
Total current assets	734,873	356,287

Deposits	31,119	-
Other assets	10,000	7,500
Total assets	$775,992	$363,787

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$611,941	$531,491
Accounts payable, related party	1,868,233	1,368,233
Accrued liabilities, related party	1,420,743	1,075,743
Total liabilities (All current)	3,900,917	2,975,467

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	$-	$-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 1,114,290 and 990,957 shares issued and outstanding on September 30, 2016 and March 31, 2016, respectively	1,114	991
Common stock subscribed	(400,000)	-
Additional paid-in capital	3,019,780	1,370,103
Accumulated deficit	(5,781,605)	(4,018,560)
Total stockholders’ deficit	$(3,124,925)	$(2,611,680)

Total liabilities and stockholders’ deficit	$775,992	$363,787

The accompanying notes are an integral part of these financial statements.

RMR Industrials, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three	For the six	For the three	For the six
	months ended	months ended	months ended	months ended
	September 30, 2016	September 30, 2016	September 30, 2015	September 30, 2015

Operating Expenses
Selling, general and administrative	$988,439	$1,762,264	$1,142,468	$1,679,716
Loss from operations	(988,439)	(1,762,264)	(1,142,468)	(1,679,716)
Interest income	179	269	-	-
Loss before income tax provision	(988,260)	(1,761,995)	(1,142,468)	(1,679,716)
Income tax expense	800	1,050	-	-
Net loss	$(989,060)	$(1,763,045)	$(1,142,468)	$(1,679,716)

Basic and diluted loss per common share	$(0.35)	$(0.63)	$(0.44)	$(0.65)

Weighted average shares outstanding	2,834,426	2,807,338	2,606,308	2,601,404

The accompanying notes are an integral part of these consolidated financial statements.

RMR Industrials, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended September 30, 2016	Six months ended September 30, 2015
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(1,763,045)	$(1,679,716)
Amortization expense	-	5,956
Stock-based compensation	-	139,126
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Deposits	(31,119)	-
Accounts payable	80,450	544,343
Accounts payable, related parties	500,000	807,081
Accrued liabilities, related parties	345,000	420,000
Net cash (used in) provided by operating activities	(868,714)	236,790

Purchase of other assets
Net cash used in investing activities	(2,500)	(2,500)
	(2,500)	(2,500)

Proceeds from issuance of common stock	1,249,800	590
Payments on offering costs toward issuance of common stock	-	(237,398)
Net cash provided by (used in) financing activities	1,249,800	(236,808)

Net increase (decrease) in cash	378,586	(2,518)

Cash at beginning of period	356,287	4,733
Cash at end of period	$734,873	$2,215

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

RMR INDUSTRIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the period ended September 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. The unaudited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, US Talc and Minerals, where intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited.

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

Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiaries, US Talc and Minerals and RMR Aggregates, where intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2016, the Company had cash of $734,873 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as September 30, 2016 which were excluded from the calculation of diluted loss per common share.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company believes the new standard will have no impact on its consolidated financial statements.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), No. 2016-02, Leases (ASC 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for us in the first quarter of fiscal 2019, with early adoption permitted. The new standard is expected to impact our consolidated financial statements as we conduct all of our retail sales and corporate operations in leased facilities. The Company is in the process of evaluating the impact of adopting the new standard on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines principles that govern revenue recognition at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09, which will become effective for us in the first quarter of fiscal 2018, may be applied retrospectively for each period presented or retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal year 2018. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.

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

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the three months ended September 30, 2016 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

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

NOTE D – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $1,868,233 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $1,420,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days’ prior written notice.

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

NOTE E – INTANGIBLE ASSETS

The Company obtained an Option Agreement (“Option Agreement”) from RMR Holdings, Inc. with the Colorado School of Mines (“CSM”), which grants the Company an exclusive nine month option period to obtain an exclusive license for any patent rights owned by CSM. On August 25, 2014, CSM entered into the Option Agreement with the Company for a non-refundable fee of $30,000. Since the Company was in the process of formation, RMR Holdings, Inc. countersigned the Option Agreement with CSM on behalf of the Company. On October 15, 2014, the Company was incorporated in Nevada (Note 1) and RMR Holdings, Inc. assigned the Option Agreement to the Company. RMR Holdings, Inc. recorded amortization expense of $5,625 through October 15, 2014, which represented the elapsed time of holding the option since it was executed. The Company owed RMR Holdings, Inc. $24,375 which represented the approximate carrying value of RMR Holdings, Inc. at October 15, 2014, for an exclusive period which was initially set to expire on May 25, 2015, to evaluate CSM’s existing patent rights, technology and market potential. The Option Agreement was amended to extend the evaluation period until October 1, 2016, in exchange for an advance payment of $2,500 creditable towards a licensing fee. The value of the Option Agreement has been fully amortized over the term of the exclusivity period. The advance payments towards a licensing fee was capitalized as a progress payment towards the purchase of an intangible asset. The Company is evaluating commercial opportunities available through licensing arrangements.

NOTE F – SHAREHOLDERS’ DEFICIT

Reverse Stock Split

On September 4, 2015, the Company implemented a reverse stock split of all of its authorized and issued and outstanding shares of Class B Common Stock in ratio of one-for-twenty. All historical and per share amounts have been adjusted to reflect the reverse stock split.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At September 30, 2016, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At September 30, 2016, the Company had 35,785,858 and 1,114,290 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

On June 30, 2016 the Company entered into a subscription agreement with an accredited investor (the "Purchaser") to offer and sell 40,000 units of the Company’s securities (the “Units”) at $10.00 per Unit for aggregate proceeds of approximately $400,000. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one share of Class B Common Stock at an exercise price of $10.00 with a term of two years.

In September 2016, the Company entered into subscription agreements with accredited investors (the "Purchasers") to offer and sell 83,333 units of the Company’s securities (the “Units”) at $15.00 per Unit for which the Company received $850,000 in initial proceeds and $400,000 in common stock subscribed. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one or one and a half shares of Class B Common Stock at an exercise price of $15.00 with a term of one year.

NOTE G – SUBSEQUENT EVENT

On October 3, 2016, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with RMR Aggregates, Inc., a Colorado corporation and wholly-owned subsidiary of the Company (“RMR Aggregates”) and Central Valley Administrators Inc., a Nevada corporation (“CVA”). Pursuant to the terms of the Note Purchase Agreement, RMR Aggregates sold to CVA, and CVA purchased from RMR Aggregates, a 10% promissory note in an aggregate principal amount of $2,250,000 (the “Note”). The Note has a maturity date of October 3, 2018, and accrues interest at a rate of 10% per annum.

On October 7, 2016, RMR Aggregates entered into an Asset Purchase Agreement with CalX Minerals, LLC, a Colorado limited liability company (“CalX”). Pursuant to the terms of the Asset Purchase Agreement, RMR Aggregates agreed to purchase, and CalX agreed to sell, substantially all of the assets associated with the business of operating the Mid-Continent Limestone Quarry on 41 Bureau of Land Management unpatented placer mining claims in Garfield County, Colorado, including the mining claims, improvements, access rights, water rights, equipment, inventory, contracts, permits, certain intellectual property rights, and other tangible and intangible assets associated with the limestone mining operation. The aggregate purchase price for the CalX assets is $2,827,624, including the assumption by RMR Aggregates of certain assumed liabilities specified in the Asset Purchase Agreement.

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

We have acquired the rights to certain intellectual property from the Colorado School of Mines (“CSM”), including issued US patent 7,662,275 and US patent applications 61/946062, 61/941869 and 61/950500 through payment of an advance deposit in accordance with our option agreement with CSM in July 2015. We currently have the right to market and pursue licensing opportunities with these patents. We are in negotiations to obtain full title and ownership to the patent rights under the option agreement, which expired on October 1, 2016. Our negotiations are primarily on the valuation of these patent rights and timing of patent approvals. These patents describe a process to increase oil and gas production through modified injection processes. Our management views CSM as a highly respected institution which specializes in industrial minerals technology research and believes that CSM could be a valuable technical resource for future intellectual property development.

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

Recent Developments

On October 7, 2016, RMR Aggregates entered into an Asset Purchase Agreement with CalX Minerals, LLC, a Colorado limited liability company (“CalX”). Pursuant to the terms of the Asset Purchase Agreement, RMR Aggregates agreed to purchase, and CalX agreed to sell, substantially all of the assets associated with the business of operating the Mid-Continent Limestone Quarry on 41 Bureau of Land Management unpatented placer mining claims in Garfield County, Colorado, including the mining claims, improvements, access rights, water rights, equipment, inventory, contracts, permits, certain intellectual property rights, and other tangible and intangible assets associated with the limestone mining operation. The acquisition of the CalX assets will promote the development and implementation of the Company’s and RMR Aggregates’ limestone mining operations in Colorado.

The aggregate purchase price for the CalX assets is $2,827,624, including the assumption by RMR Aggregates of certain assumed liabilities specified in the Asset Purchase Agreement. The closing of the acquisition occurred on October 12, 2016.

Results of Operations

Comparison of the Three and Six Month Periods Ended September 30, 2016 and September 30, 2015

Revenues

We have a limited operational history. We did not generate any revenues in either period.

Operating Expenses

Our operating expenses for the three and six months ended September 30, 2016 were $988,439 and $1,762,264, respectively. This compares to operating expenses for the three and six months ended September 30, 2015 of $1,142,468 and 1,679,716, respectively. Operating expenses consisted of consulting services from related parties, public company costs, personnel and other administrative expenses. The decrease in operating expenses for the comparative three month periods was due to higher legal fees related to sourcing and development of mergers and acquisition-related activities occurring in 2015. The increase in our operating expenses for the comparative six month periods was due to higher spending in consulting and personnel costs.

Net Loss

Our net loss for the three and six months ended September 30, 2016 was $989,060 and $1,763,045, respectively. This compares to a net loss for the three and six months ended September 30, 2015 of $1,142,468 and $1,679,716, respectively. The changes in our net loss was due to an increase in our operating expense, as described above.

Liquidity and Capital Resources

As of September 30, 2016, we had current assets of $734,873, total current liabilities of $3,900,918 and working capital deficit of $3,166,045. We have incurred an accumulated loss of $5,781,605 since inception. Our independent auditors issued an audit opinion for our financial statements for the six month transition period ended March 31, 2016, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

On October 3, 2016, we entered into a note purchase agreement (the “Note Purchase Agreement”) with RMR Aggregates and Central Valley Administrators Inc., a Nevada corporation (“CVA”). Pursuant to the terms of the Note Purchase Agreement, RMR Aggregates sold to CVA, and CVA purchased from RMR Aggregates, a 10% promissory note in an aggregate principal amount of $2,250,000 (the “Note”). The Note has a maturity date of October 3, 2018, and accrues interest at a rate of 10% per annum. RMR Aggregates will use the proceeds from the Note for transaction financing, transaction-related fees and expenses, the CalX acquisition and working capital and general corporate purposes. The obligations of RMR Aggregates and the Company under the Note Purchase Agreement and Note are secured by a security agreement, a share pledge agreement and a voting agreement. The Note Purchase Agreement provides, among other things, that CVA shall have a liquidation right upon an event of default arising from the failure by RMR Aggregates to repay the outstanding principal amount of the Note on the maturity date, meaning CVA can cause RMR Aggregates to sell its assets until it repays the outstanding amount due under the Note. RMR Aggregates shall have the right to call the Note at any time at par plus accrued interest thereunder. The Note Purchase Agreement contains certain covenants and restrictions, including, so long as the Note is outstanding, RMR Aggregates will not incur any indebtedness other than the Note and subordinated indebtedness in an aggregate amount of up to $1,500,000 or issue any additional shares of its common stock without CVA’s consent.

On October 7, 2016, we committed to sell 100,000 shares of our Class B common stock, along with warrants to purchase up to 100,000 shares of our Class B common stock, to certain accredited investors at a price of $15.00 per share, resulting in gross proceeds of up to $1,500,000. The warrants may be exercised at a price of $15.00 per share, at any time prior to the termination date, which is the earlier of (i) one year from the effective date of the warrants, or (ii) the date on which our shares are uplisted and traded on either the New York Stock Exchange, the NASDAQ Global Market, the NASDAQ Capital Market, the NASDAQ Global Select Market or the NYSE MKT.

During the six months ended September 30, 2016, we sold 123,333 units to accredited investors for which we received approximately $1,249,800 in initial proceeds and $400,000 in common stock subscribed. Each unit is comprised of one share of our Class B Common Stock and a warrant exercisable to purchase one share of our Class B Common Stock at an exercise price ranging from $10.00 to $15.00 per share, exercisable over a two (2) year period.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through September 30, 2016 totaling $5,781,605 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the transition period ended March 31, 2016 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2016).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).
10.1	Note Purchase Agreement dated October 3, 2016, by and among RMR Aggregates, Inc., Central Valley Administrators Inc., and RMR Industrials, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)
10.2	Promissory Note dated October 3, 2016, by and between RMR Aggregates, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)
10.3	Security Agreement dated October 3, 2016, by and between RMR Aggregates, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)
10.4	Share Pledge Agreement dated October 3, 2016, by and between RMR Industrials, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)
10.5	Voting Agreement dated October 3, 2016, by and between RMR Industrials, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)
10.6	Form of Subscription Agreement to Purchase Class B Common Stock of RMR Industrials, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)
10.7	Form of Warrant to Purchase Class B Common Stock of RMR Industrials, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)
10.8	Asset Purchase Agreement dated October 7, 2016, by and between CalX Minerals, LLC and RMR Aggregates, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)
10.9	Transition Services Agreement dated October 7, 2016 by and between Calx Minerals, LLC and RMR Aggregates, Inc. (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2016)

10.10	Guaranty Agreement dated October 7, 2016 by and between Satuit, LLC and RMR Aggregates, Inc. (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2016)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMR Industrials, Inc.

DATED: November 14, 2016	By:	/s/ Gregory Dangler
Gregory Dangler
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

