Form 10-Q
period 2016-12-31
RMR Industrials, Inc.
filed 2017-03-08
CIK 1556179

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 8, 2017, the registrant had 35,785,858 shares of Class A Common Stock and 1,114,290 shares of Class B Common Stock outstanding.

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

Unless otherwise specified or required by context, as used in this Quarterly Report, the terms "we," "our," "us" and the "Company" refer collectively to RMR Industrials, Inc. and its wholly-owned subsidiaries, RMR Logistics, Inc., RMR Industrial Minerals, Inc., and RMR Aggregates, Inc. The term "fiscal year" refers to our fiscal year ending March 31. Unless otherwise indicated, the term "common stock" refers to shares of our Class A Common Stock and Class B Common Stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

RMR INDUSTRIALS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RMR INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2016

3

RMR Industrials, Inc.

Consolidated Balance Sheets

	December 31, 2016
	(Unaudited)	March 31, 2016
ASSETS
Current assets
Cash	$25,868	$356,287
Accounts receivable	54,188	-
Inventory	1,591	-
Prepaid expenses	4,699	-
Total current assets	86,346	356,287

Property, plant and equipment, less accumulated depreciation	3,524,512	-
Intangible assets, net	41,000	-
Deferred financing costs	66,800	-
Deposits	31,119	-
Other assets	10,000	7,500
Total assets	$3,759,777	$363,787

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$830,007	$531,491
Accounts payable, related party	2,118,233	1,368,233
Accrued liabilities	51,161	-
Accrued liabilities, related party	1,620,743	1,075,743
Total current liabilities	4,620,144	2,975,467

Note payable, net of unamortized discount	1,376,446	-
Equipment loan payable	528,699	-
Capital lease payable	128,273	-
Accrued reclamation liability	45,596	-
Total liabilities	6,699,158	2,975,467

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 1,112,623 and 990,957 shares issued and outstanding on December 31, 2016 and March 31, 2016, respectively	1,113	991
Common stock subscribed	(300,000)	-
Additional paid-in capital	4,376,258	1,370,103
Accumulated deficit	(7,159,859)	(4,018,560)
Total RMR Industrials stockholders’ deficit	(3,046,702)	(2,611,680)
Non-controlling interest	107,321	-
Total stockholders’ deficit	$(2,939,381)	$(2,611,680)
Total liabilities and stockholders’ deficit	$3,759,777	$363,787

The accompanying notes are an integral part of these financial statements.

RMR Industrials, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Revenue	$202,292	$-	$202,292	$-
Cost of goods sold	172,815	-	172,815	-
Gross profit	29,477	-	29,477	-
Selling, general and administrative	1,339,657	682,647	3,101,921	2,362,363
Loss from operations	(1,310,180)	(682,647)	(3,072,444)	(2,362,363)
Interest expense (income), net	126,195	(342)	125,927	(342)
Loss before income tax provision	(1,436,375)	(682,305)	(3,198,371)	(2,362,021)
Income tax expense	-	-	1,050	-
Net loss	(1,436,375)	(682,305)	(3,199,421)	(2,362,021)
Add: Net loss attributed to noncontrolling interest	58,122	-	58,122	-
Net loss attributable to RMR Industrials, Inc.	$(1,378,253)	$(682,305)	$(3,141,299)	$(2,362,021)

Basic and diluted loss attributable to RMR Industrials, Inc. per common share	$(0.48)	$(0.25)	$(1.11)	$(0.90)

Weighted average shares outstanding	2,888,256	2,710,929	2,834,311	2,637,912

The accompanying notes are an integral part of these consolidated financial statements.

RMR Industrials, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended December 31, 2016	Nine months ended December 31, 2015
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(3,199,421)	$(2,362,021)
Depreciation and amortization expense	54,527	5,956
Stock-based compensation	237,476	139,126
Amortization of debt discount	71,074	-
Paid-In-Kind interest	54,814	-
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable	(54,188)	-
Prepaid expenses	(4,699)	-
Inventory	(1,591)	-
Deposits	(31,119)	-
Accounts payable	298,516	389,416
Accounts payable, related parties	750,000	876,581
Accrued liabilities	51,161	-
Accrued liabilities, related parties	545,000	630,000
Net cash used in operating activities	(1,228,450)	(320,942)

Acquisition of business, net of cash	(2,827,624)	-
Purchase of property, plant and equipment	(86,672)	-
Purchase of intangibles and other assets	(2,500)	(5,000)
Net cash used in investing activities	(2,916,796)	(5,000)

Payments on equipment loan	(3,173)	-
Proceeds from loan payable	2,250,000	-
Payments on debt issuance costs	(131,800)	-
Proceeds from issuance of common stock	1,699,800	1,475,590
Payments on offering costs toward issuance of common stock	-	(311,825)
Net cash provided by financing activities	3,814,827	1,163,765

Net (decrease) increase in cash	(330,419)	837,823

Cash at beginning of period	356,287	4,733
Cash at end of period	$25,868	$842,556

Supplemental cash flow information
Cash paid for interest	$402	$-
Cash paid for income taxes	$1,050	$-

Supplemental disclosure of non-cash transactions

During the nine months ended December 31, 2016, the Company valued conversion rights related to a note purchase agreement of $769,000 as a debt discount. The Company also recognized $237,476 of stock-based compensation expense related to issuance of stock options and assumed $531,872 of equipment loan payable and $128,273 of capital lease payable in connection with an acquisition of a business.

The accompanying notes are an integral part of these consolidated financial statements.

RMR INDUSTRIALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

On October 12, 2016, RMR Aggregates acquired substantially all of the assets from CalX Minerals, LLC, a Colorado limited liability company (“CalX”) through an Asset Purchase Agreement. Pursuant to the terms of the Asset Purchase Agreement, RMR Aggregates agreed to purchase, and CalX agreed to sell, substantially all of the assets associated with the business of operating the Mid-Continent Limestone Quarry on 41 BLM unpatented placer mining claims in Garfield County, Colorado, including the mining claims, improvements, access rights, water rights, equipment, inventory, contracts, permits, certain intellectual property rights, and other tangible and intangible assets associated with the limestone mining operation.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the period ended December 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. The unaudited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, US Talc and Minerals, as well as our majority-owned subsidiary RMR Aggregates, where intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2016 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2016, the Company had cash of $25,868 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company analyzes collectability based on historical payment patterns and macroeconomic factors which may affect the customers’ industry. Past due balances over 90 days based on payment terms are reviewed individually for collectability. The Company does not have any off-balance sheet credit exposure related to its customers. Concentration of credit risk is limited to certain customers to whom we make substantial sales. As of December 31, 2016, the Company had one large customer that accounted for approximately 92% of our accounts receivable balance. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed and taking appropriate action when necessary. As a result, we believe that accounts receivable credit risk exposure is limited.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Significant improvements are capitalized, while maintenance and repair expenses are charged to operations as incurred. The straight-line method of depreciation is used for substantially all of the assets for financial reporting purposes.

Depletion of mineral reserves is determined on a unit-of-extraction basis for financial reporting purposes, based upon proven and probable reserves, and on a percentage depletion basis for tax purposes. Depletion was immaterial for the period ended December 31, 2016.

Intangible assets

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated lives and reviewed annually for impairment.

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

Accounting for Asset Retirement Obligations and Accrued Reclamation Liability

The Company provides for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is identified, if a reasonable estimate of fair value can be made. The associated fair value of asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Costs are estimated in current dollars, inflated until the expected time of payment, using an inflation rate of 2.15%, and then discounted back to present value using a credit-adjusted rate to reflect the Company’s credit rating.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Level 2 inputs are used to estimate the fair value of share-based compensation.

Level 3 inputs are used to estimate the fair value of accrued reclamation liabilities.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as December 31, 2016 which were excluded from the calculation of diluted loss per common share.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), No. 2016-02, Leases (ASC 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for us in the first quarter of fiscal 2019, with early adoption permitted. We currently do not expect the adoption of this update to have a material effect on our consolidated results of operations and financial position.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for us in the first quarter of fiscal 2017, with early adoption permitted. We currently do not expect the adoption of this update to have a material effect on our consolidated results of operations and financial position.

In April 2015, the FASB issued a new accounting standard to simplify the presentation of debt issuance costs. ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We currently do not expect the adoption of this update to have a material effect on our consolidated results of operations and financial position.

In May 2014, the FASB issued a new accounting standard to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU No. 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB postponed the effective date of the new revenue standard by one year to the first quarter of 2018. Early adoption is permitted, but no earlier than 2017. Management is currently assessing the effect that the adoption of this standard will have on the consolidated financial statements.

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

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the three months ended December 31, 2016 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

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

NOTE D – BUSINESS COMBINATION

On October 12, 2016, pursuant to an Asset Purchase Agreement dated October 7, 2016, the Company acquired substantially all of the assets of CalX Minerals, LLC, a Colorado limited liability company (“CalX”). Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to purchase substantially all of the assets associated with the business of operating the Mid-Continent Limestone Quarry on 41 BLM unpatented placer mining claims in Garfield County, Colorado, including the mining claims, improvements, access rights, water rights, equipment, inventory, contracts, permits, certain intellectual property rights, and other tangible and intangible assets associated with the limestone mining operation. The acquisition of the CalX assets will promote the development and implementation of the Company’s limestone mining operations in Colorado.

The aggregate purchase price for the CalX assets was $2,827,624, including the assumption by the Company of certain assumed liabilities specified in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions. The closing of the transactions contemplated by the Asset Purchase Agreement was subject to the satisfaction of customary closing conditions.

In connection with the acquisition of CalX, the Company entered into a $2,250,000 Note Purchase Agreement, the net proceeds of which, together with the Company’s cash on hand, were used as cash consideration for the acquisition of CalX and to pay fees and expenses in connection with the foregoing. See Note E.

The fair value of the total consideration transferred, net of cash acquired, was $2,827,624. The acquisition of CalX has been accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. As of March 8, 2017, the purchase price allocation remains preliminary as the Company completes its assessment of property and certain reserves, and reviews CalX’s existing accounting policies.

The following table summarizes the Company’s preliminary purchase price allocation for the CalX acquisition:

Preliminary Allocation

Property, plant and equipment	$3,491,399
Intangible assets	41,000
Total assets acquired	3,532,399

Equipment loan payable	531,872
Capital lease payable	128,273
Accrued reclamation liability	44,630
Total liabilities assumed	704,775
Net assets acquired	$2,827,624

The Company used the income, market, or cost approach (or a combination thereof) for the preliminary valuation, and used valuation inputs and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability. The Company’s estimates related to this valuation are considered to be critical accounting estimates because they are susceptible to change from period to period based on our judgments about a variety of factors and due to the uncontrollable variability of market factors underlying them.  For example, in performing assessments of the fair value of these assets, the Company makes judgments about the future performance business of the acquired business, economic, regulatory, and political conditions affecting the net assets acquired, appropriate risk-related rates for discounting estimated future cash flows, reasonable estimates of disposal values, and market royalty rate.

Pro Forma Financial Information (unaudited)

The following unaudited supplemental pro forma information presents the financial results as if the CalX assets had been acquired on the first day of the 2015 fiscal year. This information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on the first day of the preceding fiscal year, nor is it indicative of any future results.

	Year ended March 31, 2016	Year ended March 31, 2015
Revenue	$2,374,573	$1,776,957
Net loss	$(2,966,958)	$(1,049,516)

NOTE E – NOTE PAYABLE

On October 3, 2016, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with RMR Aggregates, Inc., and Central Valley Administrators Inc., a Nevada corporation (“CVA”). Pursuant to the terms of the Note Purchase Agreement, RMR Aggregates sold to CVA, and CVA purchased from RMR Aggregates, a 10% promissory note in an aggregate principal amount of $2,250,000 (the “Note”). The Note has a maturity date of October 3, 2018, and accrues interest at a rate of 10% per annum.

Under the terms of the Note Purchase Agreement, RMR Aggregates also agreed to issue 20,000 shares of common stock of RMR Aggregates (the “RMRA Shares”) to CVA, which represents 20% of RMR Aggregates’ total issued and outstanding common stock. CVA shall have the right, at any time, to convert the RMRA Shares into shares of Class B common stock of the Company, at a ratio of 1 share of RMRA Shares being converted into 7.5 shares of the Company’s Class B common stock. RMR Aggregates will also have the right, at any time after October 3, 2017 and after the Note is no longer outstanding, to call the RMRA Shares in exchange for shares of Class B common stock of the Company using the same ratio; provided, however, that the amount of RMRA Shares that may be called in exchange for shares of the Company’s Class B common stock shall be limited to the extent necessary to ensure that, following such exercise, CVA and its affiliates will not beneficially own in excess of 4.99% of the Company’s total issued and outstanding common stock.

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

The conversion feature in the Note Purchase Agreement was valued at $769,000 and recorded as a discount to the CVA Note.

NOTE F – EQUIPMENT LOAN AND CAPITAL LEASE PAYABLE

The Company has entered into various installment sales contracts with an equipment manufacturer in connection with the CalX acquisition, pursuant to which we acquired equipment with an aggregate principal value of approximately $531,872. The installment sales contracts require payments over 42-60 months at a fixed interest rate from 1.99% to 4.78%. The Company’s obligations under these contracts are collateralized by the equipment purchased.

The Company also has a capital lease agreement, which was assumed in connection with the CalX acquisition. The capital lease has a remaining term of 38 months for mining equipment, which is included as part of property, plant and equipment. Depreciation related to capital lease assets is included in depreciation expense.

Future payments on capital lease obligations are as follows:

Fiscal year ended March 31:
2017	$21,449
2018	42,897
2019	42,897
2020	28,598
2021	-
Total future minimum lease payments	$135,841

NOTE G – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $2,118,233 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $1,620,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days’ prior written notice.

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

NOTE H – STOCKHOLDERS’ DEFICIT

Reverse Stock Split

On September 4, 2015, the Company implemented a reverse stock split of all of its authorized and issued and outstanding shares of Class B Common Stock in ratio of one-for-twenty. All historical and per share amounts have been adjusted to reflect the reverse stock split.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At December 31, 2016, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At December 31, 2016, the Company had 35,785,858 and 1,112,623 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

During the nine months ended December 31, 2016, the Company entered into subscription agreements with accredited investors (the "Purchasers") to offer and sell 146,666 units of the Company’s securities (the “Units”) at $10.00 - $15.00 per Unit for which the Company received $1,700,000 in initial proceeds and $300,000 in common stock subscribed. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one or one and a half shares of Class B Common Stock at an exercise price of $10.00 - $15.00 with a term of one or two years. The Units issued by the Company for the nine months ended December 31, 2016:

Shares of
Units Sold	Proceeds	Common Stock	Warrants	Warrant Price	Warrant Term
40,000	$400,000	40,000	80,000	$10.00	2 years
50,000	750,000	50,000	50,000	$15.00	1 year
56,666	850,000	56,666	85,000	$15.00	1 year

NOTE I – SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the "2015 Plan"), authorizes up to 30% of the outstanding shares of Class B Common Stock at any time during the 2015 Plan, for issuance of options, shares or rights to acquire our Class B common stock by the Company’s board of directors. As of December 31, 2016, there were 470,575 shares still available for future issuance under the 2015 Plan.

Stock Options

The Company grants stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The nonqualified options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates, and expire ten years from the date of grant.

Valuation Assumptions for Stock Options

During the three months ended December 31, 2016, the Company granted options to our employees to purchase an aggregate of 400,000 shares of our common stock, with estimated total grant-date fair values of $828,800. The Company recorded stock-based compensation related to stock options of $237,476 during the three and nine months ended December 31, 2016. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

November 21, 2016
Average risk-free interest rate	1.79%
Average expected life (in years)	5.0
Volatility	33.85%
Dividend yield	0.0%

•	Risk-Free Interest Rate: The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.
•	Expected Term: We have limited historical information regarding expected option term. Accordingly, we determine the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.
•	Expected Volatility: Stock volatility for each grant is measured using the weighted average of historical daily price changes of our competitors’ common stock over the most recent period equal to the expected option term of the awards.
•	Expected Dividend: We have not paid any dividends and do not anticipate paying dividends in the foreseeable future.

Stock Option Activity

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at April 1, 2016	-	$-
Granted	400,000	$6.34
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding at December 31, 2016	400,000	$6.34	9.9	$-
Vested and expected to vest December 31, 2016	99,999	$6.34	9.9	$-
Exercisable at December 31, 2016	99,999	$6.34	9.9	$-

NOTE J – SUBSEQUENT EVENTS

On January 3, 2017, RMR IP amended its Articles of Incorporation to change its name from “RMR IP, Inc.” to “RMR Logistics, Inc.”

In January 2017, the Company entered into subscription agreements with accredited investors to offer and sell 21,667 Units of the Company’s securities at $15.00 per Unit for which the Company received $325,000 in proceeds.

On February 16, 2017, the Company renamed US Talc and Minerals to RMR Industrial Minerals, Inc.

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

On February 27, 2015 (the “Closing Date”), we entered into and consummated a merger transaction pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, OLYB Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and RMR IP, Inc., a Nevada corporation (“RMR IP”). In accordance with the terms of Merger Agreement, on the Closing Date, Merger Sub merged with and into RMR IP (the “Merger”), with RMR IP surviving the Merger as our wholly owned subsidiary. Chad Brownstein and Gregory M. Dangler are the directors of the Company and co-owners of RMRH which was the majority shareholder of the Company prior to the Merger. Additionally, Chad Brownstein and Gregory Dangler were indirect controlling shareholders and directors of RMR IP prior to the Merger. As such, the Merger was among entities under the common control of Chad Brownstein and Gregory Dangler. On January 3, 2017, we amended the Articles of Incorporation of RMR IP to change its name to “RMR Logistics, Inc.”

On March 10, 2015, we formed United States Talc and Minerals Inc. (“US Talc and Minerals”), incorporated in the State of Nevada as a wholly-owned subsidiary of the Company for the purpose of facilitating future acquisitions. On February 16, 2017, we amended the Articles of Incorporation of US Talc and Minerals to change its name to “RMR Industrial Minerals, Inc.”

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

The aggregate purchase price for the CalX assets is $2,827,624, including the assumption by RMR Aggregates of certain assumed liabilities specified in the Asset Purchase Agreement. The closing of the acquisition occurred on October 12, 2016, but for tax, accounting and financial purposes, the closing was deemed effective as of September 30, 2016. The purchase price was funded through existing cash on hand and proceeds received from a note purchase agreement, as described in further detail under “Liquidity and Capital Resources” below.

In connection with the acquisition of the CalX assets, we entered into various installment sales contracts with Komatsu Financial Limited Partnership, an equipment manufacturer, on or around December 1, 2016, pursuant to which we acquired equipment with an aggregate principal value of approximately $531,872. The installment sales contracts require payments over terms of 42 to 60 months, with fixed interest rates ranging from 1.99% to 4.78%. The Company’s obligations under these contracts are secured by the purchased equipment.

Also in connection with the CalX transaction, the Company assumed a capital lease agreement with Komatsu Financial Limited Partnership, an equipment manufacturer for mining equipment. The capital lease has a remaining term of 38 months, with total future minimum lease payments of approximately $135,841.

The foregoing descriptions of the installment sales contracts and capital lease agreement do not purport to be complete, and are qualified in their entirety by reference to the full text of such agreements, which are attached hereto as Exhibits 10.11, 10.12, 10.13 and 10.14, and incorporated by reference herein.

Results of Operations

Comparison of the Three and Nine Month Periods Ended December 31, 2016 and December 31, 2015

Revenues

Our revenues for the three and nine month periods ended December 31, 2016 were $202,292. No revenues were reported in the same periods of the prior year. The increase in revenue was attributed to the acquisition of the CalX assets in October 2016.

Cost of Goods Sold

Our cost of goods sold for the three and nine month periods ended December 31, 2016 were $172,815. No cost of goods sold were reported in the same periods of the prior year. The increase in cost of goods sold was attributed to the acquisition of the CalX assets in October 2016.

Operating Expenses

Our operating expenses for the three and nine month periods ended December 31, 2016 were $1,339,657 and $3,101,921, respectively. This compares to operating expenses for the three and nine month periods ended December 31, 2015 of $682,647 and 2,362,363, respectively. Operating expenses consisted of consulting services from related parties, public company costs, personnel and other administrative expenses. The increase in operating expenses for the comparative three and nine month periods was due to higher spending in consulting and personnel costs, stock-based compensation and incremental operating costs relating to the CalX asset acquisition.

Interest Expense (Income), net

Our interest expense, net for the three and nine month periods ended December 31, 2016 was $126,195 and $125,927, respectively, compared to $342 of interest income for the three and nine month periods ended December 31, 2015. The increase in interest expense was attributed to a $2,250,000 note payable issued to an accredited investor in October 2016.

Net Loss Attributable to RMR Industrials, Inc.

Our net loss for the three and nine month periods ended December 31, 2016 was $1,378,253 and $3,141,299, respectively. This compares to a net loss for the three and nine month periods ended December 31, 2015 of $682,305 and $2,362,021, respectively. The comparative increases in net loss were due to increases in our operating expenses, as described above.

Liquidity and Capital Resources

Balance Sheets

As of December 31, 2016, we had current assets of $86,346, current liabilities of $4,620,144 and working capital deficit of $4,533,798. We have incurred an accumulated loss of $7,159,859 since inception. Our independent auditors issued an audit opinion for our financial statements for the six month transition period ended March 31, 2016, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

Estimated Expenses

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are $50,000 per month. In order to successfully execute our business plan, the net proceeds of a $10-20 million offering will be required to finance our planned acquisitions and for general working capital purposes.

We do not internally generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure of our Company is not adequate to fund our planned growth. Our current cash requirements are significant due to our business plan which will depend on future acquisitions. We anticipate generating losses through 2017. We anticipate that we will be able to raise sufficient amounts of working capital in the near term through debt or equity offerings as may be required to meet short-term obligations.

Recent Financing Arrangements

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

On June 30, 2016, we entered into a subscription agreement and sold 40,000 units of our securities to an accredited investor at a price of $10.00 per unit for aggregate proceeds of approximately $400,000. Each unit is comprised of one share of Class B Common Stock and a warrant to purchase one share of our Class B Common Stock at an exercise price of $10.00 per share, exercisable over a two (2) year period.

From September through December 2016, we entered into subscription agreements with accredited investors and sold 106,666 units of our securities at a price of $15.00 per unit for aggregate proceeds of approximately $1,600,000. Each unit is comprised of one share of Class B Common Stock and a warrant to purchase one and a half shares of our Class B Common Stock at an exercise price of $15.00 per share, exercisable over a one (1) year period.

On October 3, 2016, we entered into a note purchase agreement (the “Note Purchase Agreement”) with RMR Aggregates and Central Valley Administrators Inc., a Nevada corporation (“CVA”). Pursuant to the terms of the Note Purchase Agreement, RMR Aggregates sold to CVA, and CVA purchased from RMR Aggregates, a 10% promissory note in an aggregate principal amount of $2,250,000 (the “Note”). The Note has a maturity date of October 3, 2018, and accrues interest at a rate of 10% per annum. RMR Aggregates will use the proceeds from the Note for transaction financing, transaction-related fees and expenses, the CalX acquisition and working capital and general corporate purposes. The obligations of RMR Aggregates and the Company under the Note Purchase Agreement and Note are secured by a security agreement, a share pledge agreement and a voting agreement. The Note Purchase Agreement provides, among other things, that CVA shall have a liquidation right upon an event of default arising from the failure by RMR Aggregates to repay the outstanding principal amount of the Note on the maturity date, meaning CVA can cause RMR Aggregates to sell its assets until it repays the outstanding amount due under the Note. RMR Aggregates has the right to call the Note at any time at par plus accrued interest thereunder. The Note Purchase Agreement contains certain covenants and restrictions, including, for example, provisions stating that so long as the Note is outstanding, RMR Aggregates will not incur any indebtedness other than the Note and subordinated indebtedness in an aggregate amount of up to $1,500,000, or issue any additional shares of its common stock without CVA’s consent.

In January 2017, we entered into subscription agreements with accredited investors and sold 21,667 units of our securities at a price of $15.00 per unit for aggregate proceeds of approximately $325,000. Each unit is comprised of one share of Class B Common Stock and a warrant to purchase one and a half shares of our Class B Common Stock at an exercise price of $15.00 per share, exercisable over a one (1) year period.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through December 31, 2016 totaling $7,159,859 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the transition period ended March 31, 2016 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From September through December 2016, we entered into subscription agreements with accredited investors and sold 106,666 units of our securities at a price of $15.00 per unit for aggregate proceeds of approximately $1,600,000. Each unit is comprised of one share of Class B Common Stock and a warrant to purchase one and a half shares of our Class B Common Stock at an exercise price of $15.00 per share, exercisable over a one (1) year period. We intend to use the proceeds from the sale for general working capital purposes and acquisitions. This sale and issuance of shares was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

In January 2017, we entered into subscription agreements with accredited investors and sold 21,667 units of our securities at a price of $15.00 per unit for aggregate proceeds of approximately $325,000. Each unit is comprised of one share of Class B Common Stock and a warrant to purchase one and a half shares of our Class B Common Stock at an exercise price of $15.00 per share, exercisable over a one (1) year period. We intend to use the proceeds from the sale for general working capital purposes and acquisitions. This sale and issuance of shares was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2016).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).
10.1	Note Purchase Agreement dated October 3, 2016, by and among RMR Aggregates, Inc., Central Valley Administrators Inc., and RMR Industrials, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016).
10.2	Promissory Note dated October 3, 2016, by and between RMR Aggregates, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016).
10.3	Security Agreement dated October 3, 2016, by and between RMR Aggregates, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016).
10.4	Share Pledge Agreement dated October 3, 2016, by and between RMR Industrials, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016).
10.5	Voting Agreement dated October 3, 2016, by and between RMR Industrials, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016).
10.6	Form of Subscription Agreement to Purchase Class B Common Stock of RMR Industrials, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016).
10.7	Form of Warrant to Purchase Class B Common Stock of RMR Industrials, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016).
10.8	Asset Purchase Agreement dated October 7, 2016, by and between CalX Minerals, LLC and RMR Aggregates, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016).
10.9	Transition Services Agreement dated October 7, 2016 by and between Calx Minerals, LLC and RMR Aggregates, Inc. (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2016).
10.10	Guaranty Agreement dated October 7, 2016 by and between Satuit, LLC and RMR Aggregates, Inc. (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2016).
10.11*	Transfer of Equity and Assumption Agreement dated December 1, 2016, by and among CalX Minerals, LLC, the Company, and Komatsu Financial Limited Partnership.
10.12*	Transfer of Equity and Assumption Agreement dated December 1, 2016, by and among CalX Minerals, LLC, the Company, and Komatsu Financial Limited Partnership.
10.13*	Transfer of Equity and Assumption Agreement dated December 1, 2016, by and among CalX Minerals, LLC, the Company, and Komatsu Financial Limited Partnership.

10.14*	Lease Assignment Agreement dated December 1, 2016, by and among CalX Minerals, LLC, the Company, and Komatsu Financial Limited Partnership.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMR Industrials, Inc.

DATED: March 8, 2017	By: /s/ Michael Okada
Michael Okada
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

