Form 10-K
period 2017-03-31
RMR Industrials, Inc.
filed 2017-11-29
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2015 was N/A.

As of November 27, 2017, the Company had 35,785,858 Shares of Class A Common Stock and 1,327,289 Shares of Class B Common Stock outstanding.

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

Overview

RMR Industrials, Inc. was incorporated on October 15, 2014 as a Nevada corporation. We are dedicated to acquiring and operating industrial assets in the United States (U.S.) which include minerals, materials and services. Our vision is to become America’s most innovative provider of industrial materials and services. We utilize differentiated operational capabilities, which we believe will allow us to outperform conventional operators through diverse markets.

On October 7, 2016, we entered into an Asset Purchase Agreement with CalX Minerals, LLC, a Colorado limited liability company (“CalX”) to purchase substantially all of the assets associated with the business of operating the Mid-Continent Limestone Quarry on 41 BLM unpatented placer mining claims in Garfield County, Colorado. CalX assets include the mining claims, improvements, access rights, water rights, equipment, inventory, contracts, permits, certain intellectual property rights, and other tangible and intangible assets associated with the limestone mining operation. The acquisition of these CalX assets will promote the development and implementation of the Company’s limestone mining operations in Colorado.

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

Strategy

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

Other than the CalX transaction described above, we are not currently entered into any types of asset purchase agreements, however, we are engaged in advanced negotiations with multiple companies for which we established a preliminary purchase price and key terms. We believe the target audience has been receptive due to adverse global economic factors in the energy sector, which lead us to anticipate closing on several acquisitions within the next 12 months. With macroeconomic uncertainty and the recent volatility in commodity prices, we believe many companies will be seeking an exit strategy at attractive pricing. These favorable valuations may offer increased flexibility to finance potential acquisition targets through debt or equity securities based on stable historical asset values and expectation of long-term cyclical appreciation of industrial commodity prices.

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

Management Operating and Investing Experience.  Over the course of their careers, the members of our management team have developed a broad international network of contacts and corporate relationships which we believe will serve as a useful source of investment opportunities. Our executive officers are officers of our sponsor Rocky Mountain Resource Holdings, Inc., a privately held natural resources operating company. The management team has applied their deep understanding of historical precedents to the natural resources markets and established a reputation as one of the thought leaders within the natural resources sector. The Management team has been working together for the last ten years, over such time they have assembled a team of natural resources and investment professionals to pursue investments across the industry.

Revenues and Customers

For the year ended March 31, 2017, 96% of our revenue was from one customer. At March 31, 2017, approximately 85% of our account receivable was due from the same customer.

Industry and Competition

Industrial Minerals: The industrial minerals sector encompasses a large variety of minerals including: limestone, chamottes, ball clay, feldspar, graphite, ground silica, kaolin, pegmatite, quartz, mica, bauxite, bentonite, metakaolins, zeolite, frac sand, aggregates and dolomite. Industrial minerals are used in a variety of end projects for a variety of purposes. These minerals are used in ceramics, paints, plastics, paper, rubber, food, cosmetics, and many other products.

There are significant barriers to entry into industrial mineral production due to the scarcity of economically viable resources from which to extract the minerals. Geographical location of the resource drives a large portion of the competitive advantages or disadvantages of an operation. Large companies in this sector include Imerys, W.R. Grace, and Minerals Technologies.

Limestone

Limestone, or calcium carbonate is used in a variety of applications including coal mining, coal fired power plants, construction aggregates, glass bottle and steel manufacturing, agriculture and animal feed.

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

We currently have 11 full-time employees.

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

Prior to obtaining a large market share for our products, we anticipate that we will incur increased operating expenses prior to realizing significant revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that, if we are unable to generate significant revenues from the sale of our products in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our Company.

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

We are subject to stringent regulations under numerous U.S. federal, state, local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. We will expend substantial funds to comply with such laws and regulations and have established a policy to minimize our emissions to the environment. Nevertheless, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) make it difficult for us to project future spending for these purposes and if there is an acceleration in new regulatory requirements, we may be required to expend substantial additional funds to remain in compliance.

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

Our principal executive offices are located in Beverly Hills, California where we lease approximately 2,238 square feet under an arrangement that expires in January 2020. In Denver, Colorado we lease approximately 2,808 square feet of office space for management, sales and support staff under an arrangement that expires in November 2018. The Company feels that this space is sufficient until the Company significantly expands operations.

Our Mid-Continent Quarry is located in Glenwood Springs, Colorado, residing in Garfield County. The property is represented by 41 Bureau of Land Management unpatented placer mining claims relating to (i) the development and exploration of calcium carbonate and dolomite deposits and (ii) the mining, processing, pulverizing, preparation, packaging, marketing, selling and shipping of limestone.

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

Holders

As of November 27, 2017, there were 83 holders of record of our Class B Common Stock, not including any shareholders holding shares in nominee or “street name” and 3 holders of record of our Class A Common Stock.

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

Recent Issuance of Unregistered Securities

We issued the following unregistered securities during the fiscal year ended March 31, 2017:

•	On March 10, 2017, we issued 15,000 shares of common stock valued at $95,100 for services.

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

The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock based awards, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is currently 1,307,823 shares. Our Board of Directors currently serves as the administrator of the Plan. As of March 31, 2017, 400,000 shares have been issued under the Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	400,000	$6.34	1,070,108
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	400,000	$6.34	1,070,108

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On October 12, 2016, pursuant to an Asset Purchase Agreement with CalX Minerals, LLC, a Colorado limited liability company (“CalX”), we completed the purchase of substantially all of the assets associated with the business of operating the Mid-Continent Limestone Quarry on 41 BLM unpatented placer mining claims in Garfield County, Colorado. CalX assets include the mining claims, improvements, access rights, water rights, equipment, inventory, contracts, permits, certain intellectual property rights, and other tangible and intangible assets associated with the limestone mining operation. The acquisition of these CalX assets will promote the development and implementation of the Company’s limestone mining operations in Colorado.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2017, the Company had cash of $1,608,094 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

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

Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment is present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Revenue Recognition

The Company earns revenue from the sale of products and services, which primarily include limestone, aggregates material and freight and delivery of customer products.

Revenue for product sales is recognized when evidence of an arrangement exists, the fee is fixed or determinable, title passes, which generally is when the product is shipped, and collection is reasonably assured. Product revenue generally includes sales of limestone and aggregates, net of discounts or allowances, if any, and freight and delivery charges billed to customers. Freight and delivery charges associated with cement sales are recorded on a net basis together with freight costs within cost of sales.

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of March 31, 2017, the Company’s undiscounted reclamation obligations totaled approximately $196,000, which is expected to be settled within the next 20 years.

Reclamation costs resulting from the normal use of long-lived assets, either owned or leased, are recognized over the period the asset is in use. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. The fair value is based on our estimate for a third party to perform the legally required reclamation tasks including a reasonable profit margin. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset.

The mining reclamation reserve is based on management’s estimate of future cost requirements to reclaim property at its operating quarry site. Costs are estimated in current dollars and inflated until the expected time of payment using a future estimated inflation rate and then discounted back to present value using a credit-adjusted, risk-free rate on obligations of similar maturity adjusted to reflect our credit rating. The Company will review reclamation liabilities at least every three years for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation liabilities are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment to an existing mineral lease. Examples of events that would cause a change in the estimated settlement date include the acquisition of additional reserves or early or delayed closure of a site. Any affect to earnings from cost revisions is included in cost of revenue.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as March 31, 2017 which were excluded from the calculation of diluted loss per common share.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company has adopted this ASU and did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the definition of a business. This ASU provides a screen to determine whether a group of assets constitute a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated as acquisitions. If the screen is not met, this ASU (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output and (2) removes the evaluation of whether a market participant could replace missing elements. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. The ASU is effective for public companies for annual periods beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will result in lessees recognizing most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about their leases than current U.S. GAAP requires. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are beginning to compile all operating and capital leases to assess the impact of adopting this standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB postponed the effective date of the new revenue standard by one year to the first quarter of 2018. In applying these ASUs, an entity is permitted to use either the full retrospective or cumulative effect transition approach. We plan to adopt these ASU’s using the cumulative effect transition approach. While we are currently evaluating the impact of adoption of these standards on our consolidated financial statements, we expect to identify similar performance obligations compared with the deliverables and separate units of account we have identified under existing accounting standards. As a result, we do not expect the adoption of these ASU’s to have a material impact on our consolidated statements of operations.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

Results of Operations for the Fiscal Year Ended March 31, 2017 compared to the Fiscal Year Ended March 31, 2016

Revenues

Revenue for the year ended March 31, 2017 were $418,981, compared to no sales for the same period in the prior year. New sales were attributable to limestone sales from our acquisition of CalX.

Cost of Goods Sold

Cost of goods sold for the year ended March 31, 2017 were $384,834, compared to no cost of goods sold for the same period in the prior year, which is attributed to new operations acquired from CalX.

Operating Expenses

Operating expenses for the year ended March 31, 2017 were $5,544,220, compared to $3,170,709 for the same period in the prior year. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs and amortization of intangible assets.

The increase in our operating expenses was due to incremental overhead contributed from our acquisition of CalX and legal fees and professional services related to mergers and acquisition-related activities.

Net Loss Attributable to RMR Industrials

Net loss attributable to RMR Industrials was $5,671,832, compared to $3,170,096 for the same period in the prior year.

The increase in net loss was due to higher operating expenses as described above.

Liquidity and Capital Resources

As of March 31, 2017, we had current assets of $1,741,308, total current liabilities of $7,190,668 and working capital deficit of $5,449,360. We have incurred an accumulated loss of $9,460,492 since inception. Our independent auditors have issued an audit opinion for our financial statements for the six month period ended March 31, 2016, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are $100,000 per month. In order to successfully execute our business plan, the net proceeds of a $10-20 million offering will be required to finance our planned acquisition and for general working capital purposes.

We do not generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to our business plan which will depend on future acquisitions. We anticipate generating losses through 2017. We anticipate that we will be able to raise sufficient amounts of working capital in the near term through debt or equity offerings as may be required to meet short-term obligations.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through March 31, 2017 totaling $9,460,492 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the fiscal year ended March 31, 2017 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Effective November 27, 2017, as a result of Hein and Associates LLP being acquired by Moss Adams LLP, Moss Adams LLP is declining to stand for re-election.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation as of March 31, 2017, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company maintains internal controls over financial reporting to include those policies and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's ("SEC's") rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the internal controls over financial reporting, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer concluded as of March 31, 2017, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Material Weakness and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies that caused management to conclude that we had the material weakness in our disclosure controls and procedures. Through the efforts of management, external consultants, and our directors, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during 2018. If we are able to complete these action plans in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by March 31, 2018.

Our principal executive officer and principal financial officer concluded that as of March 31, 2017, the following material weaknesses existed:

1.	Due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls. Due to this situation, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting which resulted in several audit adjustments and untimely financial statement filings.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period. We are developing specific action plans for this material weakness, which include hiring qualified accounting personnel and establishing a formal audit committee. We are uncertain at this time of the costs to remediate all of the above listed material weakness.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2017. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officer and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Chad Brownstein	44	Chief Executive Officer and Director
Gregory Dangler	35	President, Secretary and Director
Michael Okada	49	Chief Financial Officer
Andrew Peltz	52	Director

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

Gregory Dangler is our President and he is responsible for the day-to-day operations of all business units. Mr. Dangler has been the President, and Director of the Company since 2014. Mr. Dangler is responsible for the day-to-day operations and corporate financial strategy of RMRI. Since 2008, Mr. Dangler has been a partner at Rocky Mountain Resource Holdings and/or its predecessor affiliates, a natural resources operating and investment company. Previously, from 2012-present, Mr. Dangler has served in multiple capacities, including Chief Restructuring Officer of Prospect Global Resources, a natural resource development company. Prior to that, in 2009, Mr. Dangler founded a venture-backed technology company. As the Chief Executive, he raised institutional capital and expanded its global presence with operating interests in Africa and South America. From 2006 to 2007, Mr. Dangler was an associate with ITU Ventures, a venture capital firm, making venture and growth investments. While with ITU, Mr. Dangler executed private and public equity transactions, directed M&A activity, and provided strategic support to portfolio companies. In 2000, Mr. Dangler began his career in the U.S. Air Force and by 2004 was managing complex infrastructure projects. Mr. Dangler received a BS in Mechanical Engineering from the United States Air Force Academy and an MBA from the University of Southern California’s Marshall School of Business. We believe Mr. Dangler’s knowledge and experience in the natural resources industry and with emerging growth companies will help to further the Company’s goals and business efforts.

Michael Okada is our Chief Financial Officer and is responsible for financial reporting and corporate administration. Mr. Okada has served as the Corporate Controller of the Company and its affiliates since January 2015. Mr. Okada has over 25 years of executive financial management experience in high growth public industrial companies. Mr. Okada previously held senior management roles with NASDAQ and NYSE companies in a broad range of industries, including manufacturing, technology, semiconductors, professional services, pharmaceuticals, medical devices and health care services. Mr. Okada has expertise in SEC financial reporting, board and investor relations for portfolio companies, and establishing infrastructure for growing organizations. Prior to joining the Company, Mr. Okada served as Senior Vice President and Chief Financial Officer of Cereplast, Inc., a publicly-traded bio-plastic resin manufacturer. Prior to Cereplast, Mr. Okada served as Vice President of Finance and Corporate Controller of Mindspeed Technologies, a publicly-traded fabless semiconductor company which provides technology solutions for the wireless network infrastructure industry. Prior to his corporate management positions, Mr. Okada began his career with Coopers & Lybrand (PricewaterhouseCoopers). Mr. Okada received a B.S. in Accounting from Santa Clara University and is a Certified Public Accountant (inactive) in the State of California. We believe Mr. Okada’s knowledge and experience with publicly-traded emerging growth companies will help to further the Company’s goals and business efforts.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to all Company directors, officers and employees which is available upon written request to the Company at c/o RMR Industrials, Inc., 9301 Wilshire Blvd, Suite 312, Beverly Hills, CA 90210.

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

Gregory Dangler, our President and a director, was required to report his indirect ownership interest in the disposition of 260,000 shares and the acquisition of 60,000 shares of our Class B Common Stock on November 6, 2015. Mr. Dangler was required to file a Form 4 no later than November 10, 2015.  Mr. Dangler filed the Form 4 on November 19, 2015.

Legado Del Rey, LLC, a significant shareholder of the Company, was required to report its ownership interest of 15,494,500 shares of Class A Common Stock promptly after March 17, 2015. Legado Del Rey, LLC filed the Form 3 on May 19, 2016.

Except as set forth above, based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during the transition period ended March 31, 2017, none of our executive officers and directors, and persons who own more than 10% of our Class B Common Stock failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act.

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

In carrying out its responsibilities, the Board will consider candidates suggested by shareholders. If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the directors must be sent to the Board of Directors, c/o RMR Industrials, Inc., 9301 Wilshire Blvd, Suite 312, Beverly Hills, CA 90210.

As of March 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and directors for all services rendered in all capacities to our Company for the fiscal years ended March 31, 2017 and 2016:

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Chad Brownstein	2017	75,000	—	—	—	—	—	—	75,000
CEO and Director	2016	228,750	—	—	—	—	—	—	228,750
Gregory Dangler	2017	75,000	—	—	—	—	—	—	75,000
President and Director	2016	228,750	—	—	—	—	—	—	228,750
Michael Okada	2017	22,500	—	—	—	—	—	—	22,500
CFO	2016	—	—	—	—	—	—	—	—

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the fiscal year ended March 31, 2017.

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

The following table sets forth certain information with respect to the beneficial ownership of our Class A Common Stock and Class B Common Stock (on a post reverse-split basis) as of November 27, 2017, for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Class A Common Stock or Class B Common Stock. Unless otherwise specified below, the address of each of the persons listed in the table below is c/o RMR Industrials, Inc., 9301 Wilshire Blvd. #312, Beverly Hills, CA 90210.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner(1)	Class of Common Stock(2)	Shares Beneficially Owned		Percentage Beneficially Owned(3)

Directors and Executive Officers

Gregory M. Dangler	Class A	9,499,657	(4)	26.55%
President, Chief Financial Officer, Secretary and Director	Class B	60,000	(4)	6.05%

Chad Brownstein	Class A	10,791,701	(5)	30.16%
Chief Executive Officer, Director	Class B	90,000	(5)	9.08%

Andrew Peltz	Class B	15,000		1.51%
Director

All Officers and Directors as a Group	Class A	20,291,358		56.70%
	Class B	165,000		16.65%

5% Shareholders

Legado Del Rey, LLC	Class A	15,494,500	(6)	43.30%
121 South Beverly Drive
Beverly Hills, CA 90212

Principio Management LLC	Class A	9,499,657		26.55%
	Class B	60,000		6.05%

77727111, LLC	Class A	10,791,701		30.16%
	Class B	90,000		9.08%

The Munitz Family Trust	Class B	159,000	(7)	16.05%
9301 Wilshire Blvd. #312
Beverly Hills, CA 90210

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	The Company has Class A Common Stock and Class B Common Stock. The holders of Class A Common Stock will have the right to vote on all matters on which stockholders have the right to vote. The holders of Class B Common Stock will have the right to vote solely on matters where the vote of such holders is explicitly required under Nevada law, such as an approval of a plan of merger, exchange or conversion, an increase or decrease in the number of authorized shares of a class or series of stock in certain circumstances, and other situations as required by Nevada law where the rights, preferences or limitations of such holders are adversely impacted. On matters which the applicable class of stockholders have the right to vote, each Class A Common Stock and Class B Common Stock shall be entitled to one vote per share.

(3)	Based on 35,785,858 shares of Class A Common Stock and 833,459 shares of Class B Common Stock outstanding as of November 27, 2017.

(4)	Mr. Gregory M. Dangler is the indirect owner of 9,499,657 shares of Class A Common Stock and 60,000 shares of Class B Common Stock, which are directly held by Principio Management LLC (“Principio”). The business address of Principio is 9301 Wilshire Blvd, Suite 312, Beverly Hills, CA 90210. The principal business of Principio is a provider of management consulting services. Mr. Dangler is the managing member owner of Principio and has sole voting and dispositive power over the shares held by Principio. Mr. Gregory M. Dangler is also the indirect owner of 260,000 shares of Class B Common Stock, which are directly held by RMRH, and has shared voting and dispositive power over the shares held by RMRH. Principio and 77727111 have agreed to vote unanimously on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by Principio, it would be entitled to 474,983 shares of Class B Common Stock, on a post-reverse-split basis.

(5)	Mr. Chad Brownstein is the indirect owner of 10,791,701 shares of Class A Common Stock and 90,000 shares of Class B Common Stock, which are directly held by 77727111, LLC. The business address of 77727111, LLC is 9301 Wilshire Blvd, Suite 312, Beverly Hills, CA 90210. The principal business of 77727111, LLC is a provider of management consulting services. Mr. Brownstein is the managing member of 77727111 LLC and has sole voting and dispositive power over the shares held by 77727111 LLC. Mr. Chad Brownstein is also the indirect owner of 260,000 shares of Class B Common Stock, which are directly held by RMRH, and has shared voting and dispositive power over the shares held by RMRH. Principio and 77727111 have agreed to vote unanimously on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by 77727111, LLC, it would be entitled to 539,585 shares of Class B Common Stock, on a post-reverse-split basis.

(6)	The business address of Legado Del Rey, LLC is 121 South Beverly Dr., Beverly Hills, CA 90212. The principal business of Legado Del Rey, LLC is a family office. Edward Czuker is the manager of Legado Del Rey, LLC and has sole voting and dispositive power over the shares held by this entity.

(7)	Barry Munitz is the trustee of The Munitz Family Trust and has sole voting and dispositive power over the shares held by this entity.

Item 13.	Certain Relationships and Related Transactions and Director Independence Certain Relationships and Transactions

Since inception, the Company accrued $2,368,233 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company.

On October 15, 2014, RMR, IP, the Company’s subsidiary, entered into consulting agreements with each of Gregory Dangler, who is our current President, and Chad Brownstein, who is our current Chief Executive Officer, pursuant to which each of Mr. Dangler and Brownstein would provide services related to their roles as executive officers of the Company. The Company has accrued $1,805,000 for unpaid officers’ compensation expense in accordance with such consulting agreements. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

Director Independence

During the fiscal year ended March 31, 2017, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

The following table sets forth all fees we incurred in connection with professional services rendered by Hein & Associates, LLP during the fiscal year ended March 31, 2017:

Fee Type	2017
Audit Fees	$137,444
Tax Fees	13,000
All Other Fees	5,308
$155,752

PART IV

Item 15.	Exhibits Financial Statement Schedules

(a)     Financial Statements and Financial Statement Schedule

See Index to Consolidated Financial Statements

(b)        Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 27, 2015, between RMR Industrials, Inc., OLYB Acquisition Corporation and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).

4.1	Form of Warrant (incorporated by reference to our Amendment No. 4 to the Registration Statement on Form S-1 filed on October 8, 2015).

10.1	Management Services Agreement dated as of February 1, 2015, between Industrial Management LLC and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015).

10.2	Option Agreement, dated August 25, 2014, between Colorado School of Mines and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.6	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.7	Registration Rights Agreement, dated February 1, 2015, between RMR IP, Inc. and Industrial Management, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.8	Voting Agreement, dated February 27, 2015, between Principio Management LLC and 77727111, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.9	Assignment Agreement, dated October 15, 2014, between RMR Holdings, Inc. and RMR IP, Inc. (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.10	Amendment No. 1 to Option Agreement dated as of May 25, 2015, between RMR IP, Inc. and Colorado School of Mines (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2015).

10.11	Form of Subscription Agreement (incorporated by reference to our Amendment No. 5 to the Registration Statement on Form S-1 filed on October 20, 2015)

Exhibit Number	Description

21.1	List of Subsidiaries – RMR IP, Inc., a Nevada corporation; United States Talc and Minerals Inc., a Nevada corporation

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Auditor

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

99.1	CalX Minerals, LLC audited financial statements for the year ended December 31, 2015 and nine months ended September 30, 2016

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (Filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned on November 28, 2017, thereunto duly authorized.

RMR INDUSTRIALS, INC.

Dated: November 28, 2017	By:	/s/ Chad Brownstein
Chad Brownstein
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 28, 2017	By:	/s/ Michael Okada
Michael Okada
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 28, 2017	By:	/s/ Chad Brownstein
Chad Brownstein, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 28, 2017	By:	/s/ Michael Okada
Michael Okada, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: November 28, 2017	By:	/s/ Gregory Dangler
Gregory Dangler, President and Director

Dated: November 28, 2017	By:	/s/ Andrew Peltz
Andrew Peltz, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors

RMR Industrials, Inc.

We have audited the accompanying consolidated balance sheets of RMR Industrials, Inc. and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RMR Industrials, Inc. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered recurring losses from operations, its total liabilities exceed its total assets, and has negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Irvine, California

November 28, 2017

RMR Industrials, Inc.

Consolidated Balance Sheets

	March 31, 2017	March 31, 2016
ASSETS
Current assets
Cash	$1,608,094	$356,287
Accounts receivable	56,835	-
Inventory	23,706	-
Prepaid expenses	52,673	-
Total current assets	1,741,308	356,287

Property, plant and equipment, less accumulated depreciation	3,679,069	-
Goodwill	41,000	-
Asset retirement obligation, net	43,515	-
Deposits and other assets	37,203	7,500
Total assets	$5,542,095	$363,787

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$946,866	$531,491
Accounts payable, related party	2,368,233	1,368,233
Accrued liabilities	423,942	-
Accrued liabilities, related party	1,805,743	1,075,743
Shareholder deposit	1,400,000	-
Capital lease payable, current	40,115	-
Equipment loan payable, current	205,769	-
Total current liabilities	7,190,668	2,975,467

Note payable, net of unamortized discount	1,516,615	-
Capital lease payable, noncurrent	65,206	-
Equipment loan payable, noncurrent	426,957	-
Accrued reclamation liability	46,736	-
Total liabilities	9,246,182	2,975,467
Commitments and Contingencies (Note L)

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 1,202,623 and 990,957 shares issued and outstanding on March 31, 2017 and March 31, 2016, respectively	1,203	991
Additional paid-in capital	5,664,378	1,370,103
Accumulated deficit	(9,460,492)	(4,018,560)
Total RMR Industrials stockholders’ deficit	(3,759,125)	(2,611,680)
Non-controlling interest	55,038	-
Total stockholders’ deficit	$(3,704,087)	$(2,611,680)
Total liabilities and stockholders’ deficit	$5,542,095	$363,787

The accompanying notes are an integral part of these financial statements.

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	March 31, 2017	March 31, 2016

Revenue	$418,981	$-
Cost of goods sold	384,834	-
Gross profit	34,147	-
Selling, general and administrative	5,314,321	3,170,709
Loss from operations	(5,280,174)	(3,170,709)
Interest expense (income), net	270,313	(613)
Loss before income tax provision	(5,550,487)	(3,170,096)
Income tax expense	1,850	-
Net loss	(5,552,337)	(3,170,096)
Add: Net loss attributed to noncontrolling interest	110,405	-
Net loss attributable to RMR Industrials, Inc.	$(5,441,932)	$(3,170,096)

Basic and diluted loss attributable to RMR Industrials, Inc. per common share	$(1.90)	$(1.19)

Weighted average shares outstanding	2,858,585	2,671,038

See accompanying notes to consolidated financial statements.

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Class A		Common Stock Class B		Common Stock	Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, March 31, 2015	35,785,858	$35,786	807,207	$807	$(65)	$(32,538)	$(848,464)	$—	$(844,474)
Issuance of common stock under subscription agreement	—	—	173,750	174	65	1,614,476	—	—	1,614,715
Issuance of common stock for loan settlement	—	—	10,000	10	—	99,990	—	—	100,000
Issuance costs	—	—	—	—	—	(311,825)	—	—	(311,825)
Net loss for the period ended March 31, 2016	—	—	—	—	—	—	(3,170,096)	—	(3,170,096)
Balance, March 31, 2016	35,785,858	35,786	990,957	991	—	1,370,103	(4,018,560)	—	(2,611,680)
Issuance of common stock under subscription agreement	—	—	221,666	222	—	3,124,569	—	—	3,124,791
Issuance of common stock for services	—	—	15,000	15	—	95,085	—	—	95,100
Cancellation of common stock	—	—	(25,000)	(25)	—	25	—	—	—
Valuation of equity conversion rights	—	—	—	—	—	769,000	—	165,443	934,443
Amortization of stock-based compensation	—	—	—	—	—	305,596	—	—	305,596
Net loss for the period ended March 31, 2017	—	—	—	—	—	—	(5,441,932)	(110,405)	(5,552,337)

Balance, March 31, 2017	35,785,858	$35,786	1,202,623	$1,203	$—	$5,664,378	$(9,460,492)	$55,038	$(3,704,087)

See accompanying notes to consolidated financial statements.

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31, 2017	Year ended March 31, 2016

Cash flow from operating activities
Net loss	$(5,552,337)	$(3,170,096)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion expense	117,105	5,956
Impairment of intangible asset	10,000	-
Stock-based compensation	400,697	139,126
Amortization of debt discount	153,141	-
Paid-In-Kind interest	112,916	-
Changes in operating assets and liabilities
Accounts receivable	(56,835)	-
Prepaid expenses	(52,673)	-
Inventory	(23,706)	-
Deposits and other assets	(37,203)	-
Accounts payable	415,375	403,721
Accounts payable, related parties	1,000,000	1,126,582
Accrued liabilities	423,942	-
Accrued liabilities, related parties	730,000	690,000
Net cash used in operating activities	(2,359,578)	(804,711)

Acquisition of business, net of cash	(2,827,624)	-
Purchase of property, plant and equipment	(205,909)	-
Purchase of intangibles and other assets	(2,500)	(7,500)
Net cash used in investing activities	(3,036,033)	(7,500)

Payments on equipment loan	(39,420)	-
Payments on capital lease	(22,952)	-
Proceeds from loan payable	2,250,000	-
Proceeds from shareholder deposit	1,400,000	-
Payments on debt issuance costs	(65,000)	-
Proceeds from issuance of common stock	3,124,790	1,475,590
Payments on offering costs toward issuance of common stock	-	(311,825)
Net cash provided by financing activities	6,647,418	1,163,765

Net increase in cash	1,251,807	351,554

Cash at beginning of period	356,287	4,733
Cash at end of period	$1,608,094	$356,287

Supplemental cash flow information
Cash paid for interest	$402	$-
Cash paid for income taxes	$1,850	$-

Supplemental disclosure of non-cash transactions

During the year ended March 31, 2017, the Company valued conversion rights related to a note purchase agreement of $769,000 as a debt discount. The Company assumed $531,872 of equipment loan payable and $128,273 of capital lease payable in connection with an acquisition of a business, as well as $140,274 in acquisition of a property, plant and equipment with a new equipment loan.

See accompanying notes to consolidated financial statements.

RMR INDUSTRIALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED MARCH 31, 2017

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for the fiscal year ended March 31, 2017 have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information in accordance with Securities and Exchange Commission (SEC) Regulations.

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

Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The audited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiaries, where intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Revenue for product sales are recognized when evidence of an arrangement exists, the fee is fixed or determinable, title passes, which is generally when the product is shipped, and collection is reasonably assured. Revenue includes product sales of limestone, aggregate materials and other transportation charges to customers, net of discounts, allowances or taxes, as applicable.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2017, the Company had cash of $1,608,094 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company analyzes collectability based on historical payment patterns and macroeconomic factors which may affect the customers’ industry. Past due balances over 90 days based on payment terms are reviewed individually for collectability. The Company does not have any off-balance sheet credit exposure related to its customers. Concentration of credit risk is limited to certain customers to whom we make substantial sales. As of March 31, 2017, the Company had one large customer that accounted for approximately 85% of our accounts receivable balance. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed and taking appropriate action when necessary. As a result, we believe that accounts receivable credit risk exposure is limited.

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

Depletion of mineral properties determined on a unit-of-extraction basis for financial reporting purposes, based upon estimated and recoverable limestone, and on a percentage depletion basis for tax purposes.

Goodwill

Goodwill represents the excess of a purchase price over the fair value of net tangible and identifiable intangible assets of the businesses acquired by the Company. Goodwill is tested for impairment annually or more often if impairment indicators are present at the reporting unit level. The Company has elected January 1st as its annual goodwill impairment assessment date. If the existence of events or circumstances indicates that it is more likely than not that fair values of the reporting units are below their carrying values, the Company performs additional impairment tests during interim periods to evaluate goodwill for impairment.

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

Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment is present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of March 31, 2017, the Company’s undiscounted reclamation obligations totaled approximately $196,000, which is expected to be settled within the next 20 years.

Reclamation costs resulting from the normal use of long-lived assets, either owned or leased, are recognized over the period the asset is in use. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to operating expenses. The fair value is based on our estimate for a third party to perform the legally required reclamation tasks including a reasonable profit margin. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset.

The mining reclamation reserve is based on management’s estimate of future cost requirements to reclaim property at its operating quarry site. Costs are estimated in current dollars and inflated until the expected time of payment using a future estimated inflation rate and then discounted back to present value using a credit-adjusted, risk-free rate on obligations of similar maturity adjusted to reflect our credit rating. The Company will review reclamation liabilities at least every three years for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation liabilities are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment to an existing mineral lease. Examples of events that would cause a change in the estimated settlement date include the acquisition of additional reserves or early or delayed closure of a site. Any affect to earnings from cost revisions is included in cost of revenue.

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2016	$-
Liabilities incurred	44,630
Accretion expense	2,106
Balance at March 31, 2017	$46,736

Shareholder Deposit

The Company received proceeds of $1,400,000 from an existing shareholder to purchase additional shares of Class B common stock in connection with the acquisition of an industrial minerals company. This investment was contingent upon completion of this pending acquisition and subject to refund if this transaction is not completed. See Note M – Subsequent Events.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as March 31, 2017 which were excluded from the calculation of diluted loss per common share.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company has adopted this ASU and did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the definition of a business. This ASU provides a screen to determine whether a group of assets constitute a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated as acquisitions. If the screen is not met, this ASU (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output and (2) removes the evaluation of whether a market participant could replace missing elements. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. The ASU is effective for public companies for annual periods beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will result in lessees recognizing most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about their leases than current U.S. GAAP requires. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are beginning to compile all operating and capital leases to assess the impact of adopting this standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB postponed the effective date of the new revenue standard by one year to the first quarter of 2018. In applying these ASUs, an entity is permitted to use either the full retrospective or cumulative effect transition approach. We plan to adopt these ASU’s using the cumulative effect transition approach. While we are currently evaluating the impact of adoption of these standards on our consolidated financial statements, we expect to identify similar performance obligations compared with the deliverables and separate units of account we have identified under existing accounting standards. As a result, we do not expect the adoption of these ASU’s to have a material impact on our consolidated statements of operations.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

NOTE C – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have sufficient cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. As a result, the Company’s auditors issued a going concern opinion for the financial statements at March 31, 2016.

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the fiscal year ended March 31, 2017 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

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

The aggregate purchase price for the CalX assets was $2,827,624, including the assumption by the Company of certain assumed liabilities specified in the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions. The closing of the transactions contemplated by the Asset Purchase Agreement was subject to the satisfaction of customary closing conditions. The Company incurred approximately $100,000 in transaction expenses related to CalX, which have been recorded as selling, general and administrative expense in the Consolidated Statements of Operations.

In connection with the acquisition of CalX, the Company entered into a $2,250,000 Note Purchase Agreement, the net proceeds of which, together with the Company’s cash on hand, were used as cash consideration for the acquisition of CalX and to pay fees and expenses in connection with the foregoing. See Note F.

The fair value of the total consideration transferred, net of cash acquired was $2,827,624. The acquisition of CalX has been accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date.

The following table summarizes the Company’s purchase price allocation for the CalX acquisition:

Property, plant and equipment	$1,969,300
Mineral properties	1,477,469
Asset retirement obligation	44,630
Intangible assets	41,000
Total assets acquired	3,532,399

Equipment loan payable	531,872
Capital lease payable	128,273
Accrued reclamation liability	44,630
Total liabilities assumed	704,775
Net assets acquired	$2,827,624

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

Pro Forma Results of Operations (unaudited)

The following consolidated pro forma results of operations presents the financial results as if the CalX assets had been acquired on the first day of the 2016 fiscal year. This information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on the first day of the preceding fiscal year, nor is it indicative of any future results.

	Year ended March 31, 2017	Year ended March 31, 2016
Revenue	$1,442,643	$1,793,514
Net loss	$(5,898,373)	$(4,169,329)

NOTE E – Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following as of March 31, 2017 and 2016:

	Estimated life (years)	March 31, 2017	March 31, 2016
Land (mineral bearing) and asset retirement costs	20	$1,477,469	$-
Mill equipment	3-15	1,044,673	-
Mobile equipment	5-12	702,757	-
Mining equipment	2-15	271,907	-
Truck and trailer	3-5	147,856	-
Office equipment and furniture	2-3	1,630	-
Construction in progress	3-5	144,249	-
Property, plant and equipment		3,790,541	-
Less accumulated depreciation, depletion and amortization		(111,472)	-
Property, plant and equipment, net		$3,679,069	$-

Depreciation, depletion and amortization expense of property, plant and equipment was $111,472 and $0 in the years ended March 31, 2017 and 2016, respectively.

NOTE F – NOTE PAYABLE

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

The conversion feature in the Note Purchase Agreement was valued at $769,000 and recorded as a discount to the CVA Note. The carrying value of the CVA Note at March 31, 2017:

Principal value	$2,250,000
Accrued interest	112,916
Unamortized debt discount	(846,301)
Note payable, net	$1,516,615

NOTE G – EQUIPMENT LOAN AND CAPITAL LEASE PAYABLE

The Company has entered into various equipment loans with an equipment manufacturer in connection with the CalX acquisition, pursuant to which we acquired equipment with an aggregate principal value of approximately $528,593. The equipment loans require payments over 12 months at a fixed interest rate from 1.99% to 5.75%. The Company’s obligations under these contracts are collateralized by the equipment purchased.

The Company also has a capital lease agreement, which was assumed in connection with the CalX acquisition. The capital lease has a remaining term of 33 months for mining equipment, which is included as part of property, plant and equipment. Depreciation related to capital lease assets is included in depreciation expense.

Future payments on capital lease obligations are as follows:

Fiscal year ended March 31:
2018	$40,115
2019	38,602
2020	26,604
2021	-
Total future minimum lease payments	$105,321

NOTE H – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $2,368,233 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $1,805,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

NOTE I – SHAREHOLDERS’ DEFICIT

Reverse Stock Split

On September 4, 2015, the Company implemented a reverse stock split of all of its authorized and issued and outstanding shares of Class B Common Stock in ratio of one-for-twenty. All historical and per share amounts have been adjusted to reflect the reverse stock split.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At March 31, 2017, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At March 31, 2017, the Company had 35,785,858 and 1,202,623 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

During the fiscal year ended March 31, 2017, the Company entered into subscription agreements with accredited investors (the "Purchasers") to offer and sell 221,666 units of the Company’s securities (the “Units”) at $10.00 - $15.00 per Unit for which the Company received $3,124,790 in proceeds. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one half to one and a half shares of Class B Common Stock at an exercise price of $10.00 - $15.00 with a term of one or two years. The Units issued by the Company for the fiscal year ended March 31, 2017:

		Shares of
Units Sold	Proceeds	Common Stock	Warrants	Warrant Price	Warrant Term
40,000	$400,000	40,000	80,000	$10.00	2 years
91,666	1,374,995	91,666	137,500	$15.00	1 year
56,667	850,000	56,667	85,000	$15.00	1 year
33,333	499,995	33,333	16,667	$15.00	1 year

NOTE J – SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the "2015 Plan"), authorizes up to 30% of the outstanding shares of Class B Common Stock at any time during the 2015 Plan, for issuance of options, shares or rights to acquire our Class B common stock by the Company’s board of directors. As of March 31, 2017, there were 1,070,108 shares still available for future issuance under the 2015 Plan.

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

Valuation Assumptions for Stock Options

During the three months ended December 31, 2016, the Company granted options to our employees to purchase an aggregate of 400,000 shares of our common stock, with estimated total grant-date fair values of $828,800. The Company recorded stock-based compensation related to stock options of $305,596 during the year ended March 31, 2017. As of March 31, 2017, unamortized stock-based compensation was $523,204 related to unvested stock options. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

November 21, 2016
Average risk-free interest rate	1.79%
Average expected life (in years)	5.0
Volatility	33.85%
Dividend yield	0.0%

•	Risk-Free Interest Rate: The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.
•	Expected Term: We have limited historical information regarding expected option term. Accordingly, we determine the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.
•	Expected Volatility: Stock volatility for each grant is measured using the weighted average of historical daily price changes of our competitors’ common stock over the most recent period equal to the expected option term of the awards.
•	Expected Dividend: We have not paid any dividends and do not anticipate paying dividends in the foreseeable future.

Stock Option Activity

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at April 1, 2016	-	$-
Granted	400,000	$6.34
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding at March 31, 2017	400,000	$6.34	9.9	$-
Vested and expected to vest March 31, 2017	99,999	$6.34	9.9	$-
Exercisable at March 31, 2017	99,999	$6.34	9.9	$-

NOTE K – INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses since inception and has a full valuation allowance on it deferred tax asset. At March 31, 2017 and 2016 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to losses generated and uncertainties surrounding its ability to generate future taxable income. Accordingly, the net deferred tax assets have been fully reserved.

Net deferred tax assets consist of the following components:

	March 31, 2017	March 31, 2016
Deferred tax asset:
Net operating loss carryforwards	$3,008,204	$1,565,124
Stock compensation	181,206	56,811
Fixed assets	799,726	-
Intangible assets	25,524	9,953
Accrued liabilities	650,201	-
Charitable contributions	1,019	-
State taxes - current	1,120	560
Deferred tax liabilities:
State taxes - deferred	(169,157)	(123,689)
Valuation allowance	(4,497,843)	(1,508,759)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss from continuing operations as follows:

March 31, 2017

Tax computed at federal statutory rate	$(1,904,676)
State tax, net of federal tax benefit	(417,027)
Meals and entertainment	13,597
Debt discount amortization	53,600
Change in valuation allowance	2,256,356
Net provision for income taxes	$1,850

The Company has accumulated federal net operating loss carryovers of approximately $ 7,477,470 and state accumulated net operating loss carryover of approximately $7,480,670 as of March 31, 2017 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The federal and state tax losses begin to expire in 2033.

NOTE L – COMMITMENTS AND CONTINGENCIES

The Company has certain non-cancelable operating leases for office locations that are not accounted for as liabilities under GAAP. Future minimum lease commitments under these non-cancelable operating leases at March 31, 2017 are as follows:

Lease Commitment
2018	$154,930
2019	48,438
Total minimum lease payments	$203,368

NOTE M – SUBSEQUENT EVENTS

On April 4, 2017, the Company refunded a shareholder deposit of $1,400,000 to an investor following the termination of a proposed acquisition.

The Company sold 173,333 shares of Class B common stock and 316,667 warrants of Class B common stock for proceeds of $2,400,000 through November 27, 2017.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 27, 2015, between RMR Industrials, Inc., OLYB Acquisition Corporation and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).

4.1	Form of Warrant (incorporated by reference to our Amendment No. 4 to the Registration Statement on Form S-1 filed on October 8, 2015).

10.1	Management Services Agreement dated as of February 1, 2015, between Industrial Management LLC and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015).

10.2	Option Agreement, dated August 25, 2014, between Colorado School of Mines and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.6	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.7	Registration Rights Agreement, dated February 1, 2015, between RMR IP, Inc. and Industrial Management, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.8	Voting Agreement, dated February 27, 2015, between Principio Management LLC and 77727111, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.9	Assignment Agreement, dated October 15, 2014, between RMR Holdings, Inc. and RMR IP, Inc. (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.10	Amendment No. 1 to Option Agreement dated as of May 25, 2015, between RMR IP, Inc. and Colorado School of Mines (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2015).

10.11	Form of Subscription Agreement (incorporated by reference to our Amendment No. 5 to the Registration Statement on Form S-1 filed on October 20, 2015)

Exhibit Number	Description

21.1	List of Subsidiaries – RMR IP, Inc., a Nevada corporation; United States Talc and Minerals Inc., a Nevada corporation

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Auditor

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

99.1	CalX Minerals, LLC audited financial statements for the year ended December 31, 2015 and nine months ended September 30, 2016

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (Filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)