Form 10-Q
period 2017-06-30
RMR Industrials, Inc.
filed 2018-10-03
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-55402

RMR Industrials, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-0750094
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9301 Wilshire Blvd., Suite 312

Beverly Hills, CA 90210

(Address of principal executive offices)

(310) 492-5010

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer,” “accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 1, 2018, the registrant had 35,785,858 shares of Class A Common Stock and 2,913,008 shares of Class B Common Stock outstanding.

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

2

RMR INDUSTRIALS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RMR INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

4

RMR Industrials, Inc.

Consolidated Balance Sheets

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$320,528	$1,608,094
Accounts receivable	77,328	56,835
Inventory	23,706	23,706
Prepaid expenses	74,269	52,673
Total current assets	495,831	1,741,308

Property, plant, and equipment, net	3,757,173	3,679,069
Asset retirement obligation, net	42,957	43,515
Intangible assets, net	41,000	41,000
Other noncurrent assets	62,203	37,203
Total assets	$4,399,164	$5,542,095

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,066,022	$946,866
Accounts payable, related party	2,618,233	2,368,233
Accrued liabilities	419,171	423,942
Accrued liabilities, related party	2,103,243	1,805,743
Shareholder deposit	-	1,400,000
Capital lease payable, current	37,463	40,115
Equipment loan payable, current	193,041	205,769
Total current liabilities	6,437,173	7,190,668

Note payable, net of discount	1,672,833	1,516,615
Capital lease payable, noncurrent	55,700	65,206
Equipment loan payable, noncurrent	389,668	426,957
Noncontrolling interest	4,584	55,038
Deferred rent	7,862	-
Accrued reclamation liability	47,876	46,736
Total liabilities	8,615,696	9,301,220

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 1,262,683 and 1,202,623 shares issued and outstanding on June 30, 2017 and March 31, 2017, respectively	1,263	1,203
Additional paid-in capital	6,433,197	5,664,378
Noncontrolling interest	160.857	55,038
Accumulated deficit	(10,847,635)	(9,515,530)
Total stockholders’ deficit	$(4,216,532)	$(3,759,125)

Total liabilities and stockholders’ deficit	$4,399,164	$5,542,095

The accompanying notes are an integral part of these financial statements.

RMR Industrials, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30, 2017	For the three months ended June 30, 2016
	(Unaudited)	(Unaudited)

Revenue	$228,679	$-
Cost of goods sold	191,020	-
Gross profit	37,659	-
Selling, general and administrative	1,148,988	773,825
Loss from operations	(1,111,329)	(773,825)
Interest (expense) income, net	(163,809)	90
Loss before income tax provision	(1,275,138)	(773,735)
Income tax expense	(1,600)	(250)
Net loss	(1,276,738)	(773,985)
Add: Net loss attributed to noncontrolling interest	(50,454)	-
Net loss attributable to RMR Industrials, Inc.	$(1,226,284)	$(773,985)

Basic and diluted loss attributable to RMR Industrials, Inc. per common share	$(0.41)	$(0.28)

Weighted average shares outstanding	3,003,418	2,780,250

The accompanying notes are an integral part of these consolidated financial statements.

RMR Industrials, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(1,276,738)	$(773,985)
Depreciation and amortization expense	75,696	-
Stock-based compensation	68,876	-
Amortization of debt discount	96,652	-
Deferred rent	7,862	-
Paid-in-kind interest	59,566	-
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable	(20,493)	-
Prepaid expenses	(21,596)	(10,071)
Deposits	(25,000)	(31,119)
Accounts payable	119,156	(39,673)
Accounts payable, related parties	250,000	250,000
Accrued liabilities	(4,771)	-
Accrued liabilities, related parties	297,500	210,000
Net cash used in operating activities	(373,290)	(394,848)

Acquisition of business, net of cash	-	-
Purchase of property, plant and equipment	(152,102)	-
Purchase of intangibles and other assets	-	(2,500)
Net cash used in investing activities	(152,102)	(2,500)

Payments on equipment loan	(50,016)	-
Payments on capital leases	(12,158)	-
Proceeds from shareholder deposit	(1,400,000)	-
Payments on debt issuance costs	-	-
Proceeds from issuance of Class B common stock	700,000	299,897
Net cash (used in) provided by financing activities	(762,174)	299,897

Net decrease in cash	(1,287,566)	(97,451)

Cash at beginning of period	1,608,094	356,287
Cash at end of period	$320,528	$258,836

Supplemental cash flow information
Cash paid for interest	$585	$-
Cash paid for income taxes	$1,600	$-

Supplemental disclosure of non-cash transactions

During the three months ended June 30, 2017, the Company assumed $14,348 of a new equipment loan.

The accompanying notes are an integral part of these consolidated financial statements.

RMR INDUSTRIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE A – FORMATION, CORPORATE CHANGES, AND MATERIAL MERGERS AND ACQUISITIONS

Online Yearbook was incorporated in the State of Nevada on August 6, 2012. Online Yearbook was a development stage company with the principal business objective of developing and marketing an online yearbook.

On November 17, 2014, Rocky Mountain Resource Holdings, LLC, a Nevada limited liability company (the “Purchaser”) became the majority shareholder of Online Yearbook, by acquiring 5,200,000 shares of common stock of Online Yearbook (the “Shares”), or 69.06% of the issued and outstanding shares of common stock, pursuant to stock purchase agreements with Messrs. El Maraana and Salah Blal. The Shares were acquired for an aggregate purchase price of $357,670. The Purchaser was the source of the funds used to acquire the Shares. In connection with Online Yearbook’s receipt of approval from the Financial Industry Regulatory Authority (“FINRA”), effective December 8, 2014, Online Yearbook amended its Articles of Incorporation to change its name from “Online Yearbook” to “RMR Industrials, Inc.”

RMR Industrials, Inc. (the “Company” or “RMRI”) seeks to acquire and consolidate complementary industrial assets. Typically, these small to mid-sized assets are the core manufacturer and supplier of specific bulk commodity minerals and chemicals distributed to the global manufacturer industry. RMRI’s consolidation strategy is to assemble a portfolio of mature and value-added industrial commodities businesses to generate scalable enterprises with a vast portfolio of products and services addressing a common and stable customer base.

On February 27, 2015 (the “Closing Date”), the Company entered into and consummated a merger transaction pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, OLYB Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), and RMR IP, Inc., a Nevada corporation (“RMR IP”). In accordance with the terms of Merger Agreement, on the Closing Date, Merger Sub merged with and into RMR IP (the “Merger”), with RMR IP surviving the Merger as our wholly owned subsidiary.

For financial reporting purposes, the Merger represented a “reverse merger” rather than a business combination and RMR IP was deemed to be the accounting acquirer in the transaction. Consequently, the assets and liabilities and the historical operations that will be reflected in the Company’s financial statements post-Merger are those of RMR IP. The Company’s assets, liabilities and results of operations have been consolidated with the assets, liabilities and results of operations of RMR IP after consummation of the Merger, and the historical financial statements of the Company before the Merger were replaced with the historical financial statements of RMR IP before the Merger in all post-Merger filings with the SEC.

On July 28, 2016, we formed RMR Aggregates, Inc., a Colorado corporation (“RMR Aggregates”), as our wholly-owned subsidiary. RMR Aggregates was formed to hold assets whose primary focus is the mining and processing of industrial minerals for the manufacturing, construction, and agriculture sectors.  These minerals include limestone, aggregates, marble, silica, barite, and sand.

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

On January 3, 2017, we amended the Articles of Incorporation of RMR IP, Inc. to rename the corporation to RMR Logistics, Inc. (“RMR Logistics”). RMR Logistics operates as a wholly-owned subsidiary of the Company to provide transportation and logistics services.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the period ended June 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. The unaudited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, RMR Logistics Inc. as well as our majority-owned subsidiary RMR Aggregates, where intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2017 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited.

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

Cost of Goods Sold

Cost of goods sold is comprised of both fixed and variable costs, including materials and supplies, labor, delivery, repairs and maintenance, utilities and other overhead costs associated with our product sales.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of June 30, 2017, the Company had cash of $320,528 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Inventory

Inventory, which primarily represents finished goods, packaging and fuel are valued at the lower of cost (average) or market.

Total gross inventories at June 30, 2017 were $23,706 which has not been adjusted since March 31, 2017.

Other noncurrent assets

Other noncurrent assets consist of two security deposits in connection with our office leases in Denver and Los Angeles, as well as deposits made to secure a contract for a parcel of land that may potentially be added to our future rail terminal and services facility as noted in Note H: Subsequent Events.

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as June 30, 2017 which were excluded from the calculation of diluted loss per common share.

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

Recent Accounting Pronouncements

Revenue Recognition -The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09, as subsequently amended, supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Revenue Recognition-Construction-Type and Production-Type Contracts (Subtopic 605-35). Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This includes significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Additionally, from time to time, the Company may enter into transactions whereby it sells certain property, plant and equipment. In these instances, certain principles of ASC 606 may apply when recognizing a gain or loss on the transaction even though the transaction is not considered to be in the normal course of business. ASU No. 2014-09 states that entities should apply guidance related to transfer of control and measurement of the transaction price when evaluating the timing and amount of the gain or loss to be recognized. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

The Financial Accounting Standards Board recently issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company has adopted this ASU and it did not have a material impact on the consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB postponed the effective date of the new revenue standard by one year to the first quarter of 2018. In applying these ASUs, an entity is permitted to use either the full retrospective or cumulative effect transition approach. We plan to adopt these ASUs using the cumulative effect transition approach. While we are currently evaluating the impact of adoption of these standards on our consolidated financial statements, we expect to identify similar performance obligations compared with the deliverables and separate units of account we have identified under existing accounting standards. As a result, we do not expect the adoption of these ASUs to have a material impact on our consolidated statements of operations.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

NOTE C – ACCOUNTS RECEIVABLE

Accounts Receivable at June 30, 2017 was $77,328 compared to $56,835 at March 31, 2017. The increase is due to an increase in production and product demand. No allowance is recorded, as all items are current.

NOTE D – INVENTORY

Inventory, which primarily represents finished goods, packaging and fuel are valued at the lower of cost (average) or market.

June 30, 2017 and March 31, 2017

Finished Goods	$2,795
Packaging	16,267
Propane and Fuel	4,644
Total	$23,706

Due to the minor amount of inventory, no adjustment was made at June 30, 2017.

NOTE E – GOING CONCERN

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

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the three months ended June 30, 2017 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

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

The conversion feature in the Note Purchase Agreement was valued at $769,000 and recorded as a discount to the CVA Note. The carrying value of the CVA Note at June 30, 2017:

Principal value	$2,250,000
Accrued interest	172,482
Unamortized debt discount	(749,649)
Note payable, net	$1,672,833

NOTE G – EQUIPMENT LOAN AND CAPITAL LEASE PAYABLE

The Company has entered into various equipment loans with an equipment manufacturer in connection with the CalX acquisition, pursuant to which we acquired equipment with an aggregate principal value of approximately $582,709. The equipment loans require payments over 37-60 months at a fixed interest rate from 1.99% to 5.75%. The Company’s obligations under these contracts are collateralized by the equipment purchased.

The Company also has a capital lease agreement, which was assumed in connection with the CalX acquisition. The capital lease has a remaining term of 30 months for mining equipment, which is included as part of property, plant and equipment. Depreciation related to capital lease assets is included in depreciation expense.

Future payments on capital lease obligations are as follows:

Fiscal year ended March 31:

2019	$50,634,
2020	27,005
Total future minimum lease payments	$77,639

NOTE H – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $2,618,233 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $2,102,500 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

On February 1, 2015, RMR, IP entered into a management services agreement with Industrial Management LLC (“IM”), to provide services to RMR, IP and affiliated entities, which include assistance in operational and administrative matters, identifying, analyzing, and structuring growth initiatives, and potential strategic acquisitions. As compensation for these services, RMR, IP will pay to IM an annual cash management fee in an amount equal to the greater of 2% of the Company’s annual gross revenues or $1,000,000, and a development fee with respect to any capital project incurred by RMR IP equal to 2% of total project costs. In addition, IM has the option to be assigned all available royalties from RMR IP’s mineral holdings, leases or interests greater than 75% of net revenue interests for all mineral rights or production of minerals. At IM’s sole discretion, it may choose to accept a preferred convertible security with a 15% dividend accruing quarterly in lieu of cash for some or all of the annual management fee, development fee and royalty assignments. Such preferred convertible securities shall be convertible into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to fifty percent of the market price of the applicable Class B Common Stock on the day prior to the date of issuance. In addition, these preferred convertible securities are callable for a cash, for a period of six months following the date of issuance; provided, however, that if called, IM shall have the option to convert the called preferred stock into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to sixty-six and two thirds percent of the market price of the applicable Class B Common Stock on the business day immediately preceding the issuance date of preferred stock, and will include a blocker provision. In connection with the management services agreement with IM, RMR IP entered into a registration rights agreement which requires RMR IP to register for resale any securities issued as consideration under the management services agreement. The registration rights agreements provide for both demand and piggyback registration rights, and require that IM not transfer any shares of RMR IP during a 90-day period following the effective date of a registration statement. The registration rights agreement terminates when the shares held by IM become eligible for resale pursuant to Rule 144.

NOTE I – SHAREHOLDERS’ DEFICIT

Reverse Stock Split

On September 4, 2015, the Company implemented a reverse stock split of all of its authorized and issued and outstanding shares of Class B Common Stock in ratio of one-for-twenty. All historical and per share amounts have been adjusted to reflect the reverse stock split.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At June 30, 2017, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At June 30, 2017, the Company had 35,785,858 and 1,262,623 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

During the three months ended June 30, 2017, the Company entered into subscription agreements with accredited investors (the "Purchasers") to offer and sell 20,000 units of the Company’s securities (the “Units”) at $15.00 per Unit for which the Company received $300,000 in gross proceeds. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one or more shares of Class B Common Stock at an exercise price of $15.00. During the same period, a Purchaser exercised warrants to purchase 40,000 shares of Class B Common Stock at an exercise price of $10.00 for which the Company received $400,000 in gross proceeds.

NOTE J – SELLING GENERAL AND ADMINISTRATIVE COSTS

Selling general and administrative costs for the three month period increased from $773,825 in June of 2016 to $1,148,988 in June of 2017. Increases in salaries, employee benefits and consulting fees were primarily responsible for this increase.

NOTE K – INTEREST EXPENSE

The interest expense for the three months ended June 30, 2017 is the result of a note payable of $2,250,000 entered into October 3, 2016.

NOTE L – SUBSEQUENT EVENTS

On January 30, 2018, the Company entered into an Asset Purchase Agreement with IM and consummated the purchase of all the assets of IM (NOTE H), including any accrued payments payable to IM, for a total consideration of 882,352 shares of the Company’s Class B Common Stock. The share consideration represents an estimated fair value of $15,000,000. Following the closing of the transaction, the Company had no remaining liabilities or accrued payments owed to IM.

During January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly-owned subsidiary to develop a rail terminal and services facility (“Rail Park”). Rail Land Company purchased a 470-acre parcel of real property located in Bennett, Colorado on February 1, 2018 for $3.4M. Additionally, Rail Land Company entered into Option Agreements to purchase 150 acres of real property and a total of 250 acres of mineral rights in Bennett, Colorado. The acreage is in the process of being entitled and rezoned for the development of the Rail Park. The Company’s development of the Rail Park is intended to expand the Company’s customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services.

From June 30, 2017 to June 2018, the Company issued and sold 729,532 shares of Class B common stock and received $10,848,736 in gross proceeds. The Company entered into subscription agreements with Purchasers to offer and sell 363,825 units of the Company’s securities (the “Units”) at $15.00-$17.00 per Unit. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one or more shares of Class B Common Stock at an exercise price of $15.00-$17.00. During the same period, Purchasers exercised warrants to purchase 365,707 shares of Class B Common Stock at an exercise price of $10.00-$17.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Overview

We were incorporated in the State of Nevada on August 6, 2012 under the name “Online Yearbook” with the principal business objective of developing and marketing online yearbooks for schools, companies, and government agencies.

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

On February 27, 2015 (the “Closing Date”), we entered into and consummated a merger transaction pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, OLYB Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and RMR IP, Inc., a Nevada corporation (“RMR IP”). In accordance with the terms of Merger Agreement, on the Closing Date, Merger Sub merged with and into RMR IP (the “Merger”), with RMR IP surviving the Merger as our wholly-owned subsidiary. Chad Brownstein and Gregory M. Dangler are directors of the Company and co-owners of RMRH, which was the majority shareholder of the Company prior to the Merger. Additionally, Messrs. Brownstein and Dangler were indirect controlling shareholders and directors of RMR IP prior to the Merger. As such, the Merger was among entities under the common control of Messrs. Brownstein and Dangler.

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

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2017 and June 30, 2016

Revenues

Our revenues for the three-month period ended June 30, 2017 were $228,679. No revenues were reported in the same period of the prior year. The increase in revenue was attributed to the acquisition of the CalX assets in October 2016.

Cost of Goods Sold

Our cost of goods sold for the three-month period ended June 30, 2017 was $191,019. No cost of goods sold were reported in the same period of the prior year. The increase in cost of goods sold was attributed to the acquisition of the CalX assets in October 2016.

Operating Expenses

Our operating expenses for the three-month period ended June 30, 2017 were $1,148,988. This compares to operating expenses for the three-month period ended June 30, 2016 of $773,825. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs, salaries and wages, and depreciation and amortization.

The increase in our operating expenses was due to incremental overhead contributed from our acquisition of CalX and legal fees and professional services related to mergers and acquisition-related activities.

5

Interest Expense (Income), net

Our interest expense, net for the three-month period ended June 30, 2017 was $163,809, compared to $90 of interest income for the three-month period ended June 30, 2016. The increase in interest expense was attributed to a $2,250,000 note payable issued to an accredited investor in October 2016.

Net Loss Attributable to RMR Industrials, Inc.

Our net loss for the three-month period ended June 30, 2017 was $1,226,284. This compares to a net loss for the three-month period ended June 30, 2016 of $773,985. The comparative increases in net loss were due to increases in our operating and interest expenses, as described above.

Liquidity and Capital Resources

As of June 30, 2017, we had current assets of $495,831, total current liabilities of $6,437,173 and a working capital deficit of $5,941,342. We have incurred an accumulated loss of $10,847,635 since inception. Our independent auditors issued an audit opinion for our financial statements for the fiscal year ended March 31, 2017, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are $100,000 per month. In order to successfully execute our business plan, the net proceeds of a $10-20 million offering will be required to finance our planned acquisition and for general working capital purposes.

We do not generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to our business plan which will depend on future acquisitions. We anticipate generating losses through 2018. We anticipate that we will be able to raise sufficient amounts of working capital in the near term through debt or equity offerings as may be required to meet short-term obligations.

Other than as stated above, we currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program, and, further in the future, achieving a profitable level of operations. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

Going Concern

We have incurred net losses since our inception on October 15, 2014 through June 30, 2017 totaling $10,686,776 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the fiscal year ended March 31, 2017 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

6

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From April through June 2017, we entered into subscription agreements with accredited investors and sold 20,000 units of our securities at a price of $15.00 per unit for aggregate proceeds of approximately $300,000. Each unit is comprised of one share of Class B Common Stock and a warrant to purchase one and a half shares of our Class B Common Stock at an exercise price of $15.00 per share, exercisable over a one (1) year period. We intend to use the proceeds from the sale for general working capital purposes and acquisitions. This sale and issuance of shares was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Information regarding mine safety violations is included in Exhibit 95 to this quarterly report.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2016).
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosures
101*	Interactive Data Files

*	Filed herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RMR Industrials, Inc.

DATED: October 3, 2018	By:	/s/ Michael Okada
Michael Okada
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

8