Form 10-Q
period 2017-09-30
RMR Industrials, Inc.
filed 2018-10-03
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

2

RMR INDUSTRIALS, INC.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RMR INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

4

RMR Industrials, Inc.

Consolidated Balance Sheets

	September 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$53,891	$1,608,094
Accounts receivable	102,591	56,835
Inventory	101,219	23,706
Prepaid expenses	72,177	52,673
Total current assets	329,878	1,741,308

Property, plant, and equipment, net	3,748,332	3,679,069
Asset retirement obligation, net	42,399	43,515
Intangible assets, net	41,000	41,000
Other noncurrent assets	64,630	37,203
Total assets	$4,226,239	$5,542,095

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$982,133	$946,866
Accounts payable, related party	2,868,233	2,368,233
Accrued liabilities	316,030	423,942
Accrued liabilities, related party	2,263,243	1,805,743
Shareholder deposit	-	1,400,000
Capital lease payable, current	40,924	40,115
Equipment loan payable, current	161,462	205,769
Total current liabilities	6,632,025	7,190,668

Note payable, net of discount	1,847,100	1,516,615
Capital lease payable, noncurrent	46,098	65,206
Equipment loan payable, noncurrent	379,950	426,957
Deferred rent	6,599	-
Accrued reclamation liability	49,016	46,736
Total liabilities	8,960,788	9,246,182

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 1,327,290 and 1,202,623 shares issued and outstanding on September 30, 2017 and March 31, 2017, respectively	1,327	1,203
Additional paid-in capital	7,556,312	5,664,378
Noncontrolling interest	(46,408)	55,038
Accumulated deficit	(12,281,566)	(9,460,492)
Total stockholders’ deficit	$(4,734,549)	$(3,704,087)

Total liabilities and stockholders’ deficit	$4,226,239	$5,542,095

The accompanying notes are an integral part of these financial statements.

RMR Industrials, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three	For the six	For the three	For the six
	months ended	months ended	months ended	months ended
	September 30, 2017	September 30, 2017	September 30, 2016	September 30, 2016

Revenue	$270,346	$499,024	$-	$-
Cost of goods sold	201,654	392,673	-	-
Gross profit	68,692	106,351	-	-
Selling, general and administrative	1,532,446	2,681,434	988,439	1,762,264
Loss from operations	(1,463,754)	(2,575,083)	(988,439)	(1,762,264)
Interest income (expense), net	(180,428)	(344,237)	179	269
Loss before income tax provision	(1,644,182)	(2,919,320)	(988,260)	(1,761,995)
Income tax expense	(1,600)	(3,200)	(800)	(1,050)
Net loss	(1,645,782)	(2,922,520)	(989,060)	(1,763,045)
Add: Net loss attributed to noncontrolling interest	(50,992)	(101,446)	-	-
Net loss attributable to RMR Industrials, Inc.	$(1,594,790)	$(2,821,074)	$(989,060)	$(1,763,045)

Basic and diluted loss attributable to RMR Industrials, Inc. per common share	$(0.52)	$(0.93)	(0.35)	(0.63)

Weighted average shares outstanding	3,071,682	3,037,550	2,834,426	2,807,338

The accompanying notes are an integral part of these consolidated financial statements.

RMR Industrials, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended September 30, 2017	Six months ended September 30, 2016
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(2,922,520)	$(1,763,045)
Depreciation and amortization expense	155,410	-
Stock-based compensation	392,054	-
Amortization of debt discount	209,851	-
Deferred rent	6,599	-
Paid-in-kind interest	120,634	-
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable	(45,756)	-
Prepaid expenses	(19,504)	-
Inventory	(77,512)	-
Deposits	(27,427)	(31,119)
Accounts payable	35,267	80,450
Accounts payable, related parties	500,000	500,000
Accrued liabilities	(107,912)	-
Accrued liabilities, related parties	457,500	345,000
Net cash used in operating activities	(1,323,316)	(868,714)

Acquisition of business, net of cash	-	-
Purchase of property, plant and equipment	(206,931)	-
Purchase of intangibles and other assets	-	(2,500)
Net cash used in investing activities	(206,931)	(2,500)

Payments on equipment loan	(105,662)	-
Payments on capital leases	(18,299)	-
Proceeds from shareholder deposit	(1,400,000)	-
Payments on debt issuance costs	-	-
Proceeds from issuance of Class B common stock	1,500,005	1,249,800
Payments on offering costs toward issuance of common stock	-	-
Net cash provided by (used in) financing activities	(23,956)	1,249,800

Net (decrease) increase in cash	(1,554,203)	378,586

Cash at beginning of period	1,608,094	356,287
Cash at end of period	$53,891	$734,873

Supplemental cash flow information
Cash paid for interest	$5,091	$-
Cash paid for income taxes	$1,600	$-

During the six months ended September 30, 2017, the Company assumed $14,348 of a new equipment loan.

The accompanying notes are an integral part of these consolidated financial statements.

RMR INDUSTRIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the period ended September 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. The unaudited consolidated financial statements include the financial condition and results of op RMR Logistics, Inc. , as well as our majority-owned subsidiary RMR Aggregates ,where intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2017 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2017, the Company had cash of $53,891 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Inventory

Inventory, which primarily represents finished goods, packaging and fuel are valued at the lower of cost (average) or market.

Other noncurrent assets

Other noncurrent assets consist of two security deposits in connection with our office leases in Denver and Los Angeles, as well as deposits made to secure a contract for a parcel of land in connection to our future rail terminal and services facility as noted in Note H: Subsequent Events, as well as a small employee advance.

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as September 30, 2017 which were excluded from the calculation of diluted loss per common share.

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

Recent Accounting Pronouncements

Revenue Recognition -The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09, as subsequently amended, supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Revenue Recognition-Construction-Type and Production-Type Contracts (Subtopic 605-35). Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This includes significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Additionally, from time to time, the Company may enter into transactions whereby it sells certain property, plant and equipment. In these instances, certain principles of ASC 606 may apply when recognizing a gain or loss on the transaction even though the transaction is not considered to be in the normal course of business. ASU No. 2014-09 states that entities should apply guidance related to transfer of control and measurement of the transaction price when evaluating the timing and amount of the gain or loss to be recognized. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements

The Financial Accounting Standards Board recently issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company has adopted this ASU and it did not have a material impact on the consolidated financial statements.

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

NOTE C – ACCOUNTS RECEIVABLE

Accounts Receivable at September 30, 2017 was $102,591 compared to $56,835 at March 31, 2017. The increase is due to an increase in production and product demand. No allowance is recorded, as all items are current.

NOTE D – INVENTORY

Inventory, which primarily represents finished goods, packaging and fuel are valued at the lower of cost (average) or market.  Finished goods and propane and fuel were not inventoried at September 30, 2017 due to immateriality.

	September 30, 2017	March 31, 2017

Blasted Rock	$70,001
Finished Goods	$2,795	$2,795
Packaging	$23,779	$16,267
Propane and Fuel	$4,644	$4,644
Total	$101,219	$23,706

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

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the six months ended September 30, 2017 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

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

The conversion feature in the Note Purchase Agreement was valued at $769,000 and recorded as a discount to the CVA Note. The carrying value of the CVA Note at September 30, 2017:

Principal value	$2,250,000
Accrued interest	233,550
Unamortized debt discount	(636,450)
Note payable, net	$1,847,100

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

The Company also has a capital lease agreement, which was assumed in connection with the CalX acquisition. The capital lease has a remaining term of 27 months for mining equipment, which is included as part of property, plant and equipment. Depreciation related to capital lease assets is included in depreciation expense. Future payments on capital lease obligations are as follows:

Fiscal year ended March 31:

2019	$50,634
2020	27,005
Total future minimum lease payments	$77,639

NOTE H – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $2,868,233 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $2,263,243 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At September 30, 2017, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At September 30, 2017, the Company had 35,785,858 and 1,327,290 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

During the six months ended September 30, 2017, the Company entered into subscription agreements with accredited investors (the "Purchasers") to offer and sell 66,667 units of the Company’s securities (the “Units”) at $15.00 per Unit for which the Company received $1,000,000 in gross proceeds. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one or more shares of Class B Common Stock at an exercise price of $15.00. During the same period, Purchasers exercised warrants to purchase 46,667 shares of Class B Common Stock at an exercise price of $10.00-$15.00 for which the Company received $500,000 in gross proceeds.

NOTE J – SELLING GENERAL AND ADMINISTRATIVE COSTS

Selling general and administrative costs for the six month period increased from $1,762,264 in September of 2016 to $2,681,434 in September of 2017. Increases in salaries, employee benefits, marketing, stock based compensation and consulting fees were primarily responsible for this increase.

NOTE K – INTEREST EXPENSE

The interest expense for the six months ended September 30, 2017 is the result of a note payable of $2,250,000 entered into October 3, 2016.

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

Subsequent to September 30, 2017, the Company issued and sold 676,199 shares of Class B common stock and received $10,048,736 in gross proceeds. The Company entered into subscription agreements with Purchasers to offer and sell 317,159 units of the Company’s securities (the “Units”) at $15.00-$17.00 per Unit. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one share of Class B Common Stock at an exercise price of $15.00-$17.00. During the same period, Purchasers exercised warrants to purchase 339,040 shares of Class B Common Stock at an exercise price of $10.00-$17.00.

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

Results of Operations

Comparison of the Three and Six-Month Periods Ended September 30, 2017 and September 30, 2016

Revenues

Our revenues for the three and six-month periods ended September 30, 2017 were $270,346 and 499,024, respectively. No revenues were reported in the same periods of the prior year. The increase in revenue was attributed to the acquisition of the CalX assets in October 2016.

Cost of Goods Sold

Our cost of goods sold for the three and six-month periods ended September 30, 2017 were $201,654 and $392,673, respectively. No cost of goods sold were reported in the same periods of the prior year. The increase in cost of goods sold was attributed to the acquisition of the CalX assets in October 2016.

Operating Expenses

Our operating expenses for the three and six-month periods ended September 30, 2017 were $1,532,446 and $2,681,434, respectively. This compares to operating expenses for the three and six-month periods ended September 30, 2016 of $998,439 and $1,762,264, respectively. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs, salaries and wages, and depreciation and amortization.

The increase in our operating expenses was due to incremental overhead contributed from our acquisition of CalX and legal fees and professional services related to mergers and acquisition-related activities.

Interest Expense (Income), net

Our interest expense, net for the three and six-month periods ended September 30, 2017 was $180,428 and $344,237, respectively, compared to $179 and $269 of interest income for the three and six-month periods ended September 30, 2016, respectively. The increase in interest expense was attributed to a $2,250,000 note payable issued to an accredited investor in October 2016.

5

Net Loss Attributable to RMR Industrials, Inc.

Our net loss for the three and six-month periods ended September 30, 2017 was $1,594,790 and $2,821,074, respectively. This compares to a net loss for the three and six-month periods ended September 30, 2016 of $989,060 and $1,763,045, respectively. The comparative increases in net loss were due to increases in our operating and interest expenses, as described above.

Liquidity and Capital Resources

As of September 30, 2017, we had current assets of $329,878, total current liabilities of $6,632,025 and a working capital deficit of $6,302,147. We have incurred an accumulated loss of $12,281,566 since inception. Our independent auditors issued an audit opinion for our financial statements for the fiscal year ended March 31, 2017, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through September 30, 2017 totaling $12,281,566 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the fiscal year ended March 31, 2017 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July through September 2017, we entered into subscription agreements with accredited investors and sold 46,667 units of our securities at a price of $15.00 per unit for aggregate proceeds of approximately $700,000. Each unit is comprised of one share of Class B Common Stock and a warrant to purchase one or more shares of our Class B Common Stock at an exercise price of $15.00 per share. We intend to use the proceeds from the sale for general working capital purposes and acquisitions. This sale and issuance of shares was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

The foregoing description of the Subscription Agreement and the Warrant does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Subscription Agreement and form of Warrant, which are filed as Exhibit 10.1 attached hereto and incorporated herein by reference.

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