Form 10-Q
period 2017-12-31
RMR Industrials, Inc.
filed 2018-10-03
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

2

RMR INDUSTRIALS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RMR INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2017

4

RMR Industrials, Inc.

Consolidated Balance Sheets

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$500,568	$1,608,094
Accounts receivable	85,495	56,835
Inventory	86,203	23,706
Prepaid expenses	63,997	52,673
Total current assets	736,263	1,741,308

Property, plant, and equipment, net	3,827,063	3,679,069
Asset retirement obligation, net	41,841	43,515
Intangible assets, net	41,000	41,000
Other noncurrent assets	171,244	37,203
Total assets	$4,817,411	$5,542,095

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$722,161	$946,866
Accounts payable, related party	3,118,233	2,368,233
Accrued liabilities	139,829	423,942
Accrued liabilities, related party	2,283,243	1,805,743
Shareholder deposit	-	1,400,000
Capital lease payable, current	39,647	40,115
Equipment loan payable, current	185,166	205,769
Total current liabilities	6,488,279	7,190,668

Note payable, net of discount	2,039,522	1,516,615
Capital lease payable, noncurrent	41,263	65,206
Equipment loan payable, noncurrent	333,956	426,957
Deferred rent	5,335	-
Accrued reclamation liability	50,156	46,736
Total liabilities	8,958,511	9,246,182

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 1,468,367 and 1,202,623 shares issued and outstanding on December 31, 2017 and March 31, 2017, respectively	1,468	1,203
Additional paid-in capital	9,699,013	5,664,378
Noncontrolling interest	(106,557)	55,038
Accumulated deficit	(13,770,810)	(9,460,492)
Total stockholders’ deficit	$(4,141,100)	$(3,704,087)

Total liabilities and stockholders’ deficit	$4,817,411	$5,542,095

The accompanying notes are an integral part of these financial statements.

RMR Industrials, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three	For the nine	For the three	For the nine
	months ended	months ended	months ended	months ended
	December 31, 2017	December 31, 2017	December 31, 2016	December 31, 2016
Revenue	$289,214	$788,238	$202,292	$202,292
Cost of goods sold	262,105	654,778	172,815	172,815
Gross profit	27,109	133,460	29,477	29,477
Selling, general and administrative	1,382,517	4,063,951	1,339,657	3,101,921
Loss from operations	(1,355,408)	(3,930,491)	(1,310,180)	(3,072,444)
Interest expense (income), net	192,213	536,450	126,195	125,927
Loss before income tax provision	(1,547,621	(4,466,941)	(1,436,375)	(3,198,371)
Income tax expense	1,772	4,972	-	1,050
Net loss	(1,549,393)	(4,471,913)	(1,436,375)	(3,199,421)
Add: Net loss attributed to noncontrolling interest	60,149	161,595	58,122	58,122
Net loss attributable to RMR Industrials, Inc.	$(1,489,244)	$(4,310,318)	$(1,378,253)	$(3,141,299)

Basic and diluted loss attributable to RMR Industrials, Inc. per common share	$(0.46)	$(1.40)	$(0.48)	$(1.11)

Weighted average shares outstanding	3,257,660	3,081,133	2,888,256	2,834,311

The accompanying notes are an integral part of these consolidated financial statements.

RMR Industrials, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended December 31, 2017	Nine months ended December 31, 2016
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(4,471,913)	$(3,199,421)
Depreciation and amortization expense	237,163	54,527
Stock-based compensation	734,921	237,476
Amortization of debt discount	339,665	71,074
Paid-in-kind interest	183,242	54,814
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable	(28,660)	(54,188)
Prepaid expenses	25,115	(4,699)
Inventory	(62,496)	(1,591)
Other noncurrent assets	(134,041)	(31,119)
Accounts payable	(371,144)	298,516
Accounts payable, related parties	750,000	750,000
Accrued liabilities	(284,113)	51,161
Accrued liabilities, related parties	587,500	545,000
Deferred rent	5,335	-
Net cash used in operating activities	(2,489,426)	(1,228,450)

Acquisition of business, net of cash	-	(2,827,624)
Purchase of property, plant and equipment	(365,716)	(86,672)
Purchase of intangibles and other assets	-	(2,500)
Net cash used in investing activities	(365,716)	(2,916,796)

Payments on equipment loan	(127,952)	(3,173)
Payments on capital leases	(24,411)	2,250,000
Proceeds from shareholder deposit	(1,400,000)	(131,800)
Payments on debt issuance costs	-	-
Proceeds from issuance of Class B common stock	3,299,979	1,699,800
Payments on offering costs toward issuance of class B common stock	-	-
Net cash provided by (used in) financing activities	1,747,616	3,814,827

Net (decrease) increase in cash	(1,107,526)	(330,419)

Cash at beginning of period	1,608,094	356,287
Cash at end of period	$500,568	$25,868

Supplemental cash flow information
Cash paid for interest	$5,087	$402
Cash paid for income taxes	$1,600	$1,050

The accompanying notes are an integral part of these consolidated financial statements.

RMR INDUSTRIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the period ended December 31, 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. The unaudited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, RMR Logistics, as well as our majority-owned subsidiary RMR Aggregates, where intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2017 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2017, the Company had cash of $500,568 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

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

Depletion of mineral reserves is determined on a unit-of-extraction basis for financial reporting purposes, based upon proven and probable reserves, and on a percentage depletion basis for tax purposes. Depletion was immaterial for the period ended December 31, 2017.

Intangible assets

Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated lives and reviewed annually for impairment.

Goodwill

Goodwill is recorded at the time of purchase for the excess of amount of the purchase price over the fair values of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized and instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that goodwill might be impaired. This impairment test is performed annually at March 31.

Other Non-Current Assets

Deposits consist of a security deposits in connection with office leases and deposits for a land purchase.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as December 31, 2017 which were excluded from the calculation of diluted loss per common share.

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

NOTE C – ACCOUNTS RECEIVABLE

Accounts Receivable at December 31, 2017 was $85,495 compared to $56,835 at March 31, 2017. The increase is due to an increase in production and product demand. No allowance is recorded, as all items are current.

NOTE D – INVENTORY

Inventory, which primarily represents finished goods, packaging and fuel are valued at the lower of cost (average) or market.  Due to immateriality finished goods, propane and fuel were not physically counted at December 31, 2017.

	December 31, 2017	March 31, 2017

Blasted Rock	$50,946	$–
Finished Goods	2,795	2,795
Packaging	27,818	16,267
Propane and Fuel	4,644	4,644
Total	$86,203	$23,706

NOTE E – FIXED ASSETS

	December 31, 2017	March 31, 2017
Mineral Reserves	$1,477,469	$1,477,469
Mill Equipment	1,273,396	1,044,673
Mining Equipment	554,135	416,156
Mobile Equipment	863,975	850,613
Office Equipment	1,630	1,630
Total Fixed Assets	4,170,605	3,790,541
Less Accumulated Depreciation	(343,542)	(111,472)
Net Fixed Assets	$3,827,063	$3,679,069

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

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the nine months ended December 31, 2017 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

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

The Company also has a capital lease agreement, which was assumed in connection with the CalX acquisition. The capital lease has a remaining term of 23 months for mining equipment, which is included as part of property, plant and equipment. Depreciation related to capital lease assets is included in depreciation expense.

Future payments on capital lease obligations are as follows:

Fiscal year ended March 31:
2019	$50,634
2020	27,005
Total future minimum lease payments	$77,639

NOTE H – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $3,118,233 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $2,283,243 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days’ prior written notice.

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

NOTE I – STOCKHOLDERS’ DEFICIT

Reverse Stock Split

On September 4, 2015, the Company implemented a reverse stock split of all of its authorized and issued and outstanding shares of Class B Common Stock in ratio of one-for-twenty. All historical and per share amounts have been adjusted to reflect the reverse stock split.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At December 31, 2017, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At December 31, 2017, the Company had 35,785,858 and 1,468,367 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

During the nine months ended December 31, 2017, the Company entered into subscription agreements with accredited investors (the "Purchasers") to offer and sell 136,078 units of the Company’s securities (the “Units”) at $15.00-$17.00 per Unit for which the Company received $2,100,000 in gross proceeds. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one or more shares of Class B Common Stock at an exercise price of $15.00-$17.00. During the same period, Purchasers exercised warrants to purchase 106,667 shares of Class B Common Stock at an exercise price of $10.00-$15.00 for which the Company received $1,200,000 in gross proceeds.

NOTE J – SELLING GENERAL AND ADMINISTRATIVE COSTS

Selling general and administrative costs for the nine month period increased from $3,101,921 in 2016 to $4,063,951 in 2017. Increases in salaries, employee benefits and consulting fees were primarily responsible for this increase.

NOTE K – INTEREST EXPENSE

The interest expense for the nine months ended December 31, 2017 is the result of a note payable of $2,250,000 entered into October 3, 2016

NOTE L – SUBSEQUENT EVENTS

On January 30, 2018, the Company entered into an Asset Purchase Agreement with Industrial Management, LLC. and consummated the purchase of all the assets of IM (NOTE H), including any accrued payments payable to Industrial Management, LLC, for a total consideration of 882,352 shares of the Company’s Class B Common Stock. The share consideration represents an estimated fair value of $15,000,000. Following the closing of the transaction, the Company had no remaining liabilities or accrued payments owed to Industrial Management, LLC.

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

Subsequent to December 31, 2017, the Company issued and sold 546,787 shares of Class B common stock and received $8,248,736 in gross proceeds. The Company entered into subscription agreements with Purchasers to offer and sell 247,747 units of the Company’s securities (the “Units”) at $15.00-$17.00 per Unit. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one share of Class B Common Stock at an exercise price of $15.00-$17.00. During the same period, Purchasers exercised warrants to purchase 299,040 shares of Class B Common Stock at an exercise price of $14.00-$17.00.

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

Results of Operations

Comparison of the Three and Nine Month Periods Ended December 31, 2017 and December 31, 2016

Revenues

Our revenues for the three and nine month periods ended December 31, 2017 were $289,214 and $788,238. Revenues for the same periods ended December 31, 2016 were $202,292. The increase in revenue was attributed to the acquisition of the CalX assets in October 2016.

Cost of Goods Sold

Our cost of goods sold for the three and nine month periods ended December 31, 2017 were $262,105 and $654,778. Cost of goods sold were $172,815 for the same periods of the prior year. The increase in cost of goods sold was attributed to the acquisition of the CalX assets in October 2016.

5

Operating Expenses

Our operating expenses for the three and nine month periods ended December 31, 2017 were $1,382,517 and $4,063,951, respectively. This compares to operating expenses for the three and nine month periods ended December 31, 2016 of $1,339,657 and $3,101,921, respectively. Operating expenses consisted of consulting services from related parties, public company costs, personnel and other administrative expenses. The increase in operating expenses for the comparative three and nine month periods was due to higher spending in consulting and personnel costs, stock-based compensation and incremental operating costs relating to the CalX asset acquisition.

Interest Expense (Income), net

Our interest expense, net for the three and nine month periods ended December 31, 2017 was $192,213 and $536,450, respectively. Interest income for those periods was immaterial. Interest expense for those periods ending December 31, 2016 was $126,195 and $125,927. The increase in interest expense is attributed to a $2,250,000 note payable issued to an accredited investor in October 2016.

Net Loss Attributable to RMR Industrials, Inc.

Our net loss for the three and nine month periods ended December 31, 2017 was $1,489,244 and $4,310,318, respectively. This compares to a net loss for the three and nine month periods ended December 31, 2016 of $1,436,375 and $3,199,421, respectively. The comparative increases in net loss were due to increases in our operating expenses, as described above.

Liquidity and Capital Resources

As of December 31, 2017, we had current assets of $736,263, current liabilities of $6,488,279 and working capital deficit of $5,752,016. We have incurred an accumulated loss of $13,770,810 since inception. Our independent auditors issued an audit opinion for our financial statements for the year ended March 31, 2017, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through December 31, 2017 totaling $13,770,810 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the transition period ended March 31, 2017 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

6

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From September through December 2017, we entered into subscription agreements with accredited investors and sold 69,412 units of our securities at a price of $15.00-17.00 per unit for aggregate proceeds of $1,100,000. Each unit is comprised of one share of Class B Common Stock and a warrant to purchase one share of our Class B Common Stock at an exercise price of $15.00-17.00 per share. We intend to use the proceeds from the sale for general working capital purposes and acquisitions. This sale and issuance of shares was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

7

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

9