Form 10-K
period 2018-03-31
RMR Industrials, Inc.
filed 2018-10-03
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

Class B Common Stock, par value $0.001 per share

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2017 was N/A.

As of October 1, 2018, the Company had 35,785,858 Shares of Class A Common Stock and 2,913,008 Shares of Class B Common Stock outstanding.

 i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report.

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

Overview

RMR Industrials, Inc. was incorporated on August 6, 2012 as a Nevada corporation. We are a growth stage company dedicated to operating industrial assets in the United States (U.S.) which include minerals, materials and services. Our vision is to become a key provider of industrial materials and services in the Rocky Mountain region. We utilize differentiated operational capabilities, which we believe will allow us to outperform conventional operators through diverse markets.

We have a strategy to own, operate, develop, acquire and vertically integrate complementary industrial businesses. The experienced management team of RMR Industrials, Inc. brings a multi-cycle track record of operating natural resource businesses.

We operate the Mid-Continent Quarry in Garfield County, Colorado, producing chemical-grade calcium carbonate that currently services local and regional customers in a variety of end markets, including but not limited to: mining, manufacturing, construction, and agriculture. The Mid-Continent Quarry in Glenwood Springs, Colorado consists of 41 unpatented mining claims owned by the Bureau of Land Management and controlled by RMR. The mine’s deposit contains chemical-grade calcium carbonate, with mineral resources estimated at 106 million tons of high calcium limestone and 189 million tons of dolomite. The operation currently serves Arch Coal, Hickman Farms, local construction firms, and various city and county government construction projects. The quarry is currently undergoing an expansion and modernization effort.

RMR Industrials, Inc., is actively developing Rocky Mountain Rail Park (“Rail Park”), a dedicated rail-served industrial business park serving the great Denver market. In January 2018, we acquired the 470 acres of land in Bennett, Colorado, which serves as the foundation for the Rail Park. The development acreage is in the process of being entitled and rezoned for appropriate industrial use. The Company’s development of the Rail Park is intended to expand our customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services. We will be the permanent owner and operator of the Rail Park and once operational, the facility will seek to establish a new industrial hub for rail transportation and related services serving Adams County, Colorado and the greater Denver metropolitan area.

Rail freight capabilities allow the Mid-Continent Quarry’s products to access the Denver market, where demand outpaces supply. The market opportunity is primarily centered on front range infrastructure demands, but also includes fertilizer, animal feed, and multiple other industrial applications. The Denver Metro area’s current demand for construction aggregate is approximately 29 million tons per year while experiencing a supply shortage in peak seasons, creating a natural market for our products. We have unique positioning and assets to accomplish this.

In addition to developing and expanding our existing assets, we expect to supplement our growth with strategic acquisitions of related business and integrating these businesses to achieve economies of scale and synergies. We target companies in various sectors directed towards industrial and/or infrastructure applications, including but not limited to: construction materials, industrial minerals, natural resources, logistical solutions, and transportation.

Competitive Strengths

Our principals have extensive experience and also collaborated in investing in and operating natural resource assets for many years. We believe our potential competitive strengths to be the following:

Application of Intellectual Property. We have a background in engineering, operations, finance and general management all within the natural resource sectors.

Management Operating and Investing Experience.  Over the course of their careers, the members of our management team have developed a broad international network of contacts and corporate relationships which we believe will serve as a useful source of investment opportunities. The management team has applied their deep understanding of historical precedents to the natural resources markets. Certain management team members have been working together for the last ten years, over such time they have assembled a team of natural resources and investment professionals to pursue investments across the industry.

Revenues and Customers

For the year ended March 31, 2018, 74% of our revenue was from one customer. At March 31, 2018, approximately 84 % of our accounts receivable was due from the same customer.

Industry and Competition

Limestone

Limestone, or calcium carbonate is used in a variety of applications including coal mining, coal fired power plants, construction aggregates, glass bottle and steel manufacturing, and agriculture. Regional Competitors include Pete Lien & Sons, Inc., and United States Lime & Minerals, Inc.

Construction Aggregates

Aggregates are key material components used in the production of cement, ready-mixed concrete and asphalt paving mixes for the residential, nonresidential and public infrastructure markets and are also widely used for various applications and products, such as road and building foundations, railroad ballast, erosion control, filtration, roofing granules and in solutions for snow and ice control. Generally extracted from the earth using surface or underground mining methods, aggregates are produced from natural deposits of various materials such as limestone, sand and gravel, granite and trap rock.

Markets are typically local due to high transport costs and are generally fragmented, with numerous participants operating in localized markets. According to the 2018 U.S. Geological Survey Minerals Yearbook, the U.S. market for these products was estimated at approximately 2.2 billion tons in 2017 valued at $23.0 billion. Relative to other construction materials, such as cement, aggregates consumption is more heavily weighted towards public infrastructure and maintenance repair. However, the mix of end uses can vary widely by geographic location, based on the nature of construction activity in each market. Typically, three to six competitors comprise the majority market share of each local market because of the constraints around the availability of natural resources and transportation. Regional competitors for construction aggregates in Colorado include Martin Marietta Materials, Inc., Albert Frei & Sons, Inc., Aggregate Industries, Brannan Sand & Gravel Co., LLC, L.G. Everist, Inc., and BURNCO.

Industrial Minerals

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

Environmental and Government Regulation

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

Health and Safety. Our operations are also governed by laws and regulations relating to workplace safety and worker health, principally regulations and requirements from the Occupational Safety and Health Administration (OSHA) and Mine Safety and Health Administration (“MSHA”). The OSHA hazard communication standard, the EPA’s community right-to-know regulations and similar state programs may require us to organize and/or disclose information about hazardous materials used or produced in our operations. Failure to comply with requirements from these laws and regulations can result in sanctions such as fines and penalties and claims for personal injury and property damage. These requirements may also result in increased operating and capital costs in the future. We believe that we are in substantial compliance with these applicable requirements.

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

We currently have 13 full-time employees.

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

Disruptions in production at our processing facilities, both planned and unplanned, may have a material impact on our business, results of operations and/or financial condition.

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

Our ability to operate and/or expand our mining operations may be affected by our ability to secure proper permits.

Environmental and zoning regulations have made it increasingly difficult for the aggregates industry to expand existing quarries and to develop new quarry operations. Our mining operations could be materially impacted from being unable to maintain existing permits to operate the quarry or being unable to secure new permits to support the expansion of the quarry.

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

Our directors and executive officers have voting control over the Company.

Our founders, who also comprise a majority of the Company’s management team, have significant ownership of the Company, including a majority of our voting stock giving them the ability to control most, if not all, Company decisions.

Our directors and executive officers own, directly or indirectly, approximately 57% of the Company Class A Common Stock (the Company’s voting capital stock) on their own, effectively giving them voting control on most, if not all, decisions. The voting rights represented by these shareholdings provide our management with a sufficient number of voting rights for all practical purposes to effectively control the election of our directors, cause us to engage in transactions with affiliated entities, cause or restrict the sale or merger of the Company, and effect such other matters as may be presented for a vote of our shareholders. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of the Company even when such a change of control would be in the best interests of the Company’s other shareholders. Accordingly, investors will have little voice in our management decisions and will exercise very little control over us. In addition, the applicable sections of the Nevada Revised Statutes provide that certain actions must be approved by a specified percentage of shareholders. In the event that the requisite approval of shareholders is obtained, dissenting shareholders would be bound by such vote. Accordingly, no persons should purchase any shares unless they are willing to entrust all aspects of control to our management.

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

Our Rail Park acreage is located in Bennett, Colorado in Adams County. The 470-acre property is being actively developed into a rail-serviced industrial business park.

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

The operation of the Company’s aggregate mine is subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects the Company’s mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Whenever MSHA issues a citation or order, it also generally proposes a civil penalty, or fine, related to the alleged violation. Citations or orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Company is required to present information regarding certain mining safety and health citations which MSHA has issued with respect to its aggregates mining operations in its periodic reports filed with the Securities and Exchange Commission (the “SEC”). In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the quarry or mine and type of operations (underground or surface), (ii) the number of citations issued will vary from inspector to inspector and location to location, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount, and are sometimes dismissed.

The Company presents the following items regarding certain mining safety and health matters for the fiscal year ended March 31, 2018:

•	Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under section 104 of the Mine Act for which the Company received a citation from MSHA (hereinafter, “Section 104 S&S Citations”). If MSHA determines that a violation of a mandatory health or safety standard is reasonably likely to result in a reasonably serious injury or illness under the unique circumstance contributed to by the violation, MSHA will classify the violation as a “significant and substantial” violation (commonly referred to as a “S&S” violation). MSHA inspectors will classify each citation or order written as a “S&S” violation or not.

•	Total number of orders issued under section 104(b) of the Mine Act (hereinafter, “Section 104(b) Orders”). These orders are issued for situations in which MSHA determines a previous violation covered by a Section 104(a) citation has not been totally abated within the prescribed time period, so a further order is needed to require the mine operator to immediately withdraw all persons (except certain authorized persons) from the affected area of a quarry or mine.

•	Total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Act (hereinafter, “Section 104(d) Citations and Orders”). These violations are similar to those described above, but the standard is that the violation could significantly and substantially contribute to the cause and effect of a safety or health hazard, but the conditions do not cause imminent danger, and the MSHA inspector finds that the violation is caused by an unwarranted failure of the operator to comply with the health and safety standards.

•	Total number of flagrant violations under section 110(b)(2) of the Mine Act (hereinafter, “Section 110(b)(2) Violations”). These violations are penalty violations issued if MSHA determines that violations are “flagrant”, for which civil penalties may be assessed. A “flagrant” violation means a reckless or repeated failure to make reasonable efforts to eliminate a known violation of a mandatory health or safety standard that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury.

•	Total number of imminent danger orders issued under section 107(a) of the Mine Act (hereinafter, “Section 107(a) Orders”). These orders are issued for situations in which MSHA determines an imminent danger exists in the quarry or mine and results in orders of immediate withdrawal of all persons (except certain authorized persons) from the area of the quarry or mine affected by its condition until the imminent danger and the underlying conditions causing the imminent danger no longer exist.

•	Total Dollar Value of MSHA Assessments Proposed. These are the amounts of proposed assessments issued by MSHA with each citation or order for the time period covered by the report. Penalties are assessed by MSHA according to a formula that considers a number of factors, including the mine operator’s history, size, negligence, gravity of the violation, good faith in trying to correct the violation promptly, and the effect of the penalty on the operator’s ability to continue in business.

•	Total Number of Mining-Related Fatalities. Mines subject to the Mine Act are required to report all fatalities occurring at their facilities unless the fatality is determined to be “non-chargeable” to the mining industry. The final rules of the SEC require disclosure of mining-related fatalities at mines subject to the Mine Act. Only fatalities determined by MSHA not to be mining-related may be excluded.

•	Receipt of written notice from MSHA of a pattern (or a potential to have such a pattern) of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act. If MHSA determines that a mine has a “pattern” of these types of violations, or the potential to have such a pattern, MSHA is required to notify the mine operator of the existence of such a thing.

•	Legal Actions Pending as of the Last Day of Period.

•	Legal Actions Initiated During Period.

•	Legal Actions Resolved During Period.

The Federal Mine Safety and Health Review Commission (the “Commission”) is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. The cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under Section 105 of the Mine Act. The table below shows that as of March 31, 2018, the number of legal actions pending before the Commission, along with the number of legal actions initiated before the Commission during the year as well as resolved during the year. In addition, the table below includes a footnote to the column for legal actions before the Commission pending as of the last day of the period, which footnote breaks down that total number of legal actions pending by categories according to the type of proceeding in accordance with various categories established by the Procedural Rules of the Commission.

Location	MSHA ID	Section 104 S&S Citations (#)	Section 104(b) Orders (#)	Section 104(d) Citations and Orders (#)	Section 110(b)(2) Violations (#)	Section 107(a) Orders (#)	Total Dollar Value of MSHA Assessment/ $ Proposed	Total Number of Mining Related Fatalities (#)	Received Notice of Pattern of Violation Under Section 104(e) (yes/no)	Received Notice of Potential to have Pattern under Section 104(e) (yes/no)	Citation Contests Pending as of Last Day of Period (#)	Citation Contests Instituted During Period (#)	Citation Contests Resolved During Period (#)

Mid-Continent Quarry	0504954	11	0	0	0	0	$28,529.00	0	no	no	4	4	0

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class B Common Stock is currently quoted on the Over the Counter Market under the symbol “RMRI”. No shares of Class B Common Stock have traded on the Over the Counter Market to date.

Holders

As of September 21, 2018, there were 113 holders of record of our Class B Common Stock, not including any shareholders holding shares in nominee or “street name” and 3 holders of record of our Class A Common Stock.

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

Recent Issuance of Unregistered Securities

We issued the following unregistered securities during the fiscal year ended March 31, 2018:

•	We issued 38,499 shares of common stock valued at $592,485 for services.

•	We issued 882,352 shares of common stock valued at $15,000,000 as consideration under an Asset Purchase Agreement.

We relied on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act with respect to the foregoing issuance.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements”. Such forward-looking statements include, but are not limited to, those relating to the following: our ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

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

On October 12, 2016, pursuant to an Asset Purchase Agreement with CalX Minerals, LLC, a Colorado limited liability company (“CalX”), RMR Aggregates completed the purchase of substantially all of the assets associated with the business of operating the Mid-Continent Limestone Quarry on 41 BLM unpatented placer mining claims in Garfield County, Colorado. CalX assets include the mining claims, improvements, access rights, water rights, equipment, inventory, contracts, permits, certain intellectual property rights, and other tangible and intangible assets associated with the limestone mining operation.

During January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly-owned subsidiary to acquire and develop a rail terminal and services facility (“Rail Park”). Rail Land Company purchased a 470-acre parcel of real property located in Bennett, CO on February 1, 2018. Additionally, Rail Land Company entered into Option Agreements to acquire 150 acres of real property and a total of 250 acres of mineral rights in Bennett, CO. The acreage is in the process of being entitled and rezoned for the development of the Rail Park. The Company’s development of the Rail Park is intended to expand the Company’s customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2018, the Company had cash of $814,621 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

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

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of March 31, 2018, the Company’s undiscounted reclamation obligations totaled approximately $196,000, which is expected to be settled within the next 20 years.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as March 31, 2018 which were excluded from the calculation of diluted loss per common share.

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

Results of Operations for the Fiscal Year Ended March 31, 2018 compared to the Fiscal Year Ended March 31, 2017

Revenues

Revenues for the year ended March 31, 2018 were $1,060,438, compared to sales of $418,981 for the same period in the prior year. New sales were attributable to limestone sales from our acquisition of CalX.

Cost of Goods Sold

Cost of goods sold for the year ended March 31, 2018, were $961,809 compared to $384,834 for the year ended March 31, 2017, which is attributed to new operations acquired from CalX.

Operating Expenses

Operating expenses for the year ended March 31, 2018 were $5,472,254 compared to March 31, 2017 of $5,314,321. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs and amortization of intangible assets.

The increase in our operating expenses was due to incremental overhead contributed from our acquisition of CalX and legal fees and professional services related to mergers and acquisition-related activities.

Net Loss Attributable to RMR Industrials

Net loss attributable to RMR Industrials was $17,968,525, compared to $5,441,932 for the same period in the prior year.

$12,083,317 of the 2018 loss was attributable to a loss on extinguishment of debt.

Liquidity and Capital Resources

As of March 31, 2018, we had current assets of $1,193,566, total current liabilities of $3,437,152 and working capital deficit of $2,243,586. We have incurred an accumulated loss of $27,429,017 since inception. Our independent auditors have issued an audit opinion for our financial statements for the year ended March 31, 2018, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through March 31, 2018 totaling $27,429,017 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the fiscal year ended March 31, 2018 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Effective November 28, 2017, as a result of certain assets of Hein & Associates LLP (“Hein”) being acquired by Moss Adams LLP, Hein is declining to stand for re-election.

The audit reports of Hein on the Company’s financial statements for the year ended March 31, 2017 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. The opinion contained a going concern explanatory paragraph.

During the fiscal year ended March 31, 2017 and through the subsequent interim period preceding Hein’s resignation, there were no disagreements between the Company and Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hein would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

On March 16, 2018, BF Borgers CPA PC was appointed as the Company’s independent accountants.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation as of March 31, 2018, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in the report entitled, “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer concluded as of March 31, 2018, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Material Weakness and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies that caused management to conclude that we had the material weakness in our disclosure controls and procedures. Through the efforts of management, external consultants, and our directors, we have developed a specific action plan to remediate the material weaknesses. We expect to implement these various action plans during the next fiscal year. If we are able to complete these action plans in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by March 31, 2019.

Our principal executive officer and principal financial officer concluded that as of March 31, 2018, the following material weaknesses existed:

1.	Due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls. Due to this situation, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting which resulted in untimely financial statement filings.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2018. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Chad Brownstein	45	Chief Executive Officer and Chairman
Gregory Dangler	36	President, Secretary and Director
Michael Okada	50	Chief Financial Officer
Andrew Peltz	53	Director
Barry Munitz	77	Director
Brandon Pilot	28	Director

Chad Brownstein is our Chief Executive Officer and Chairman of the Board of Directors. He is responsible for the corporate strategy and board oversight for all investments. Mr. Brownstein has been the Chief Executive Officer and Director of the Company since 2014. Mr. Brownstein is responsible for assisting the corporate strategy and board oversight for all acquisition opportunities at RMRI. Since 2008, Mr. Brownstein has been a partner at Rocky Mountain Resource Holdings and/or its predecessor affiliates, a natural resources operating and investment company. Previously, from 2009 to 2017, Mr. Brownstein was a board member and Vice Chairman of the Banc of California. Previously, from 2009 to 2012, Mr. Brownstein was a principal member of Crescent Capital Group, an investment firm (formerly Trust Company of the West Leveraged Finance Group) focused on special situations. During 2008, Mr. Brownstein was a Senior Advisor at Knowledge Universe Ltd., a global education company, where he focused on turnaround operations. From 2000 to 2007, he was a Partner at ITU Ventures, a venture capital firm, making venture and growth investments with a specialization in corporate strategy. Mr. Brownstein began his career in 1996 at Donaldson Lufkin & Jenrette in the Merchant and Investment Banking divisions. Mr. Brownstein is either a current or past member of the Cedars Sinai Board of Governors, Los Angeles Conservation Corps, Prospect Global Resources, and The Palisades Group LLC, a Banc of California Company. Mr. Brownstein attended Columbia Business School and received his B.A. from Tulane University. We believe Mr. Brownstein’s extensive experience with investments and acquisitions will bring value to the Company as we seek to grow our business.

Gregory Dangler is our President and he is responsible for the day-to-day operations of all business units. Mr. Dangler has been the President, and Director of the Company since 2014. Mr. Dangler is responsible for the day-to-day operations and corporate financial strategy of RMRI. Since 2008, Mr. Dangler has been a partner at Rocky Mountain Resource Holdings and/or its predecessor affiliates, a natural resources operating and investment company. Previously, from 2012-2014, Mr. Dangler has served in multiple capacities, including Chief Restructuring Officer of Prospect Global Resources, a natural resource development company. Prior to that, in 2009, Mr. Dangler founded a venture-backed technology company. As the Chief Executive, he raised institutional capital and expanded its global presence with operating interests in Africa and South America. From 2006 to 2007, Mr. Dangler was an associate with ITU Ventures, a venture capital firm, making venture and growth investments. While with ITU, Mr. Dangler executed private and public equity transactions, directed M&A activity, and provided strategic support to portfolio companies. In 2000, Mr. Dangler began his career in the U.S. Air Force and by 2004 was managing complex infrastructure projects. Mr. Dangler received a B.S. in Mechanical Engineering from the United States Air Force Academy and an M.B.A. from the University of Southern California’s Marshall School of Business. We believe Mr. Dangler’s knowledge and experience in the natural resources industry and with emerging growth companies will help to further the Company’s goals and business efforts.

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

Andrew Peltz serves as a director on our Board. Mr. Peltz is currently Co-Executive Chairman and a founding partner of iBorrow, L.P., a nationally recognized commercial real estate lender. In addition to his duties at iBorrow, Andy is also a Partner at Peltz Capital Management (“PCM”). Prior to iBorrow and PCM, Mr. Peltz worked at Triarc Companies, Inc. from 1999 to 2003 where he held the titles of Vice President, Investment Services and as an Associate of Corporate Development. He was primarily responsible for the day-to-day oversight of Triarc’s $650 million plus investment portfolio. Prior to Triarc, Mr. Peltz was Senior Investment Banker at Credit Agricole Lazard Financial Products Bank from 1997 to 1998, which is a joint venture between Lazard Freres & Co. and Credit Agricole, specializing in structured finance transactions. From 1996 to 1997, Mr. Peltz also served as a marketing associate for Lazard Asset Management, a division of Lazard Freres & Co., where he marketed their vast array of fixed income, equity and alternative investment products. Mr. Peltz holds a BFA from New York University. We believe that Mr. Peltz’s education, management and accounting experience make him a valuable member to the Company’s board of directors.

In March 2018, Barry Munitz was nominated and appointed as a director on our Board. Dr. Munitz is Chancellor Emeritus of the California State University System, President of the Cotsen Foundations for the Art of Teaching and for Academic Research, Vice Chair of the Broad Family Education Foundation (TBC), and Senior Advisor to the Milken Institute. Previously, Dr. Munitz served as President and CEO of the J. Paul Getty Trust, overseeing the two museums, the Foundation, the Research and the Conservation Institutes, and managing the endowment portfolio. At California State University, he supervised the expansion from 18 to 23 campuses, with student enrollment now reaching over one half million, and more than 50,000 employees. As a corporate executive for a decade, he was President of Federated Development, and vice chairman of the publicly held Maxxam Corporation, a natural resources, finance, and real estate holding company. Dr. Munitz was the founding (and the only) chair of California’s P-16 Council, a group of education, business, and community leaders charged with developing strategies to improve education from preschool through post-graduate, while also chairing the California Education Roundtable. He was a Trustee of the Courtauld Institute in London, is a founding board member of Sherry Lansing’s EnCorps board, and was a 20-year director at Navient (formerly Sallie Mae), was a public director of the Sun America Corporation, Kaufman & Broad, and LeapFrog Incorporated, and chaired the board of trustees at Sierra Nevada College and the American Council of Education. Dr. Munitz is a member of the American Academy of Arts and Sciences, and held the White House seat on the Congressional Higher Education Cost Commission. He was Chancellor of the University of Houston and academic vice president of the University of Illinois system. He received a Ph.D. in comparative literature from Princeton University, after a Baccalaureate degree at Brooklyn College, and holds honorary degrees from Whittier College, Claremont Graduate University, the California State University, the University of Southern California, Notre Dame, Pepperdine, and the University of Edinburgh. We believe that Dr. Munitz’s education and management experience make him a valuable member to the Company’s board of directors.

In March 2018, Brandon Pilot was nominated and appointed as a director on our Board. Mr. Pilot is a Partner at Bienville Capital, a New York based investment firm. He serves on the investment team focused on the firm’s private capital opportunities and works closely with several of Bienville’s family office relationships. Prior to Bienville, Mr. Pilot worked on the investment team for a single family office. Prior to the single family office, Mr. Pilot worked as an Analyst at Founders Investment Banking, a middle-market investment bank focused on the industrial services sector. Mr. Pilot earned a Master’s Degree in Business Administration with a concentration in Finance, and a Bachelor’s Degree in Business Management from The University of Alabama. Mr. Pilot is on the Board of Outback America and is a Co-founder of the Believe UA Mentoring Program. We believe that Mr. Pilot’s education and investing experience make him a valuable member to the Company’s board of directors.

Family Relationships

There are no family relationships among our directors or executive officers. Brownstein Hyatt Farber Schreck, LLP, whose Chairman of the Board, Norman Brownstein, is the father of our Chief Executive Officer and Chairman of the Board, provides services to the Company.

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

Barry Munitz and Brandon Pilot were required to report their ownership interest within 10 days of becoming directors of the Company. These reports have not yet been filed.

Chad Brownstein, our Chief Executive Officer and a director, and Gregory Dangler, our President and a director, were required to report their indirect ownership interest in the acquisition of all shares by Industrial Management LLC on January 30, 2018. Messrs. Brownstein and Dangler were required to file Forms 4 no later than February 1, 2018.  These reports have not yet been filed.

Except as set forth above, based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during the fiscal year ended March 31, 2018, none of our executive officers and directors, and persons who own more than 10% of our Class B Common Stock failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act.

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

As of March 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Gregory Dangler, Chad Brownstein Andrew Peltz, Barry Munitz and Brandon Pilot comprise our Board of Directors, with Mr. Brownstein serving as our Chief Executive Officer and Chairman of the Board of Directors. We have determined this leadership structure is appropriate for us based on our existing operations. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on our size, resources and operations.

Currently, our Board of Directors is establishing procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Item 11.	Executive Compensation

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and directors for all services rendered in all capacities to our Company for the fiscal years ended March 31, 2018 and 2017:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Chad Brownstein	2018	75,000	—	—	—	—	—	190,000	265,000
CEO and Director	2017	75,000	—	—	—	—	—	—	75,000
Gregory Dangler	2018	75,000	—	—	—	—	—	165,000	240,000
President and Director	2017	75,000	—	—	—	—	—	—	75,000
Michael Okada	2018	65,000	—	—	—	—	—	—	65,000
CFO	2017	22,500	—	207,200	—	—	—	—	229,700

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Chad Brownstein	-0-	-0-		-0-	—	—
Gregory Dangler	-0-	-0-		-0-	—	—
Michael Okada	66,666	33,334	(1)	-0-	6.34	11/21/2026

(1)	These options will vest on November 21, 2018.

(2)	Payments related to consulting agreements

Director Compensation

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the fiscal year ended March 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Andrew Peltz	-	289,000	-	-	-	-	289,000
Barry Munitz	-	-	-	-	-	-	-
Brandon Pilot	-	-	-	-	-	-	-

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

Outstanding Equity Awards

As of March 31, 2018, there were 17,000 shares of stock awards outstanding for our directors and officers.

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

The following table sets forth certain information with respect to the beneficial ownership of our Class A Common Stock and Class B Common Stock (on a post reverse-split basis) as of September 10, 2018, for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Class A Common Stock or Class B Common Stock. Unless otherwise specified below, the address of each of the persons listed in the table below is c/o RMR Industrials, Inc., 9301 Wilshire Blvd. #312, Beverly Hills, CA 90210.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner (1)	Class of Common Stock (2)	Shares Beneficially Owned		Percentage Beneficially Owned (3)

Directors and Executive Officers

Gregory M. Dangler	Class A	9,499,657	(4)	26.55%
President, Chief Financial Officer, Secretary and Director	Class B	368,823	(4)	12.66%

Chad Brownstein	Class A	10,791,701	(5)	30.15%
Chief Executive Officer, Chairman, Director	Class B	531,176	(5)	18.23%

Michael Okada Chief Financial Officer	Class B	20,000		0.69%

Andrew Peltz Director	Class B	15,000		0.51%

Barry Munitz Director	Class B	291,353		10.00%

Brandon Pilot Director	Class B	18,334		0.63%

All Officers and Directors as a Group	Class A	20,291,358		56.70%
	Class B	1,244,686		42.73%

5% Shareholders

Legado Del Rey, LLC 121 South Beverly Drive Beverly Hills, CA 90212	Class A	15,494,500	(6)	43.30%

Principio Management LLC	Class A	9,499,657		26.55%
	Class B	368,823		12.66%

77727111, LLC	Class A	10,791,701		30.16%
	Class B	531,176		18.23%

The Munitz Family Trust 9301 Wilshire Blvd. #312 Beverly Hills, CA 90210	Class B	291,353	(7)	10.00%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	The Company has Class A Common Stock and Class B Common Stock. The holders of Class A Common Stock will have the right to vote on all matters on which stockholders have the right to vote. The holders of Class B Common Stock will have the right to vote solely on matters where the vote of such holders is explicitly required under Nevada law, such as an approval of a plan of merger, exchange or conversion, an increase or decrease in the number of authorized shares of a class or series of stock in certain circumstances, and other situations as required by Nevada law where the rights, preferences or limitations of such holders are adversely impacted. On matters which the applicable class of stockholders have the right to vote, each Class A Common Stock and Class B Common Stock shall be entitled to one vote per share.

(3)	Based on 35,785,858 shares of Class A Common Stock and 2,913,007 shares of Class B Common Stock outstanding as of August 27, 2018.

(4)	Mr. Gregory M. Dangler is the indirect owner of 9,499,657 shares of Class A Common Stock and 368,823 shares of Class B Common Stock, which are directly held by Principio Management LLC (“Principio”). The business address of Principio is 4601 DTC Blvd., Suite 120, Denver, CO 80237. The principal business of Principio is a provider of management consulting services. Mr. Dangler is the managing member owner of Principio and has sole voting and dispositive power over the shares held by Principio. Principio and 77727111 have agreed to vote unanimously on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by Principio, it would be entitled to 474,983 shares of Class B Common Stock, on a post-reverse-split basis.

(5)	Mr. Chad Brownstein is the indirect owner of 10,791,701 shares of Class A Common Stock and 531,176 shares of Class B Common Stock, which are directly held by 77727111, LLC. The business address of 77727111, LLC is 9301 Wilshire Blvd, Suite 312, Beverly Hills, CA 90210. The principal business of 77727111, LLC is a provider of management consulting services. Mr. Brownstein is the managing member of 77727111 LLC and has sole voting and dispositive power over the shares held by 77727111 LLC. Principio and 77727111 have agreed to vote unanimously on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by 77727111, LLC, it would be entitled to 539,585 shares of Class B Common Stock, on a post-reverse-split basis.

(6)	The business address of Legado Del Rey, LLC is 121 South Beverly Dr., Beverly Hills, CA 90212. The principal business of Legado Del Rey, LLC is a family office. Edward Czuker is the manager of Legado Del Rey, LLC and has sole voting and dispositive power over the shares held by this entity.

(7)	Barry Munitz is the trustee of The Munitz Family Trust and has sole voting and dispositive power over the shares held by this entity.

The Company is not aware of any arrangement, including any pledge by any person of the Company’s securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

On February 26, 2015, our Board of Directors and our stockholders approved and adopted the RMR Industrials Inc. 2015 Equity Incentive Plan (the “Plan”).

The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock based awards, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is 2,244,789 shares as of March 31, 2018. Our Board of Directors currently serves as the administrator of the Plan. As of March 31, 2018, 465,000 shares have been issued under the Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders (Options)	300,000	$6.34
Equity Compensation Plans Approved by Security Holders (Restricted Stock)	165,000	0.00
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	465,000	$6.34	1,779,789

Restricted Stock Awards

During the twelve months ended March 31, 2018, the Company granted 165,000 restricted stock shares under the 2015 Plan. The shares vest over a four year vesting period from the grant date provided that the award recipient continues to be employed by us through each of those vesting dates.

Stock Options

The Company grants stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The nonqualified options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates, and expire ten years from the date of grant. During the twelve months ended March 31, 2018, the Company did not grant any stock options and 100,000 stock options were forfeited. As of March 31, 2018, 300,000 stock options remain outstanding and 278,539 stock options have vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since inception, the Company accrued $201,566 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company.

On October 15, 2014, RMR IP, the Company’s subsidiary, entered into consulting agreements with each of Gregory Dangler, who is our current President, and Chad Brownstein, who is our current Chief Executive Officer, pursuant to which each of Mr. Dangler and Brownstein would provide services related to their roles as executive officers of the Company. The Company has accrued $2,290,000 for unpaid officers’ compensation expense in accordance with such consulting agreements through March 31, 2018. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

On October 15, 2014, RMR IP entered into consulting agreements with each of Principio Management LLC, which holds 9,499,657 shares of Class A Common Stock of the Company (26.55%), and 77727111, LLC, is the owner of 10,791,701 shares of Class A Common Stock of the Company (30.16%), relating to certain services provided by each of these entities. Mr. Dangler is the sole owner of Principio Management LLC and Mr. Brownstein is the sole owner of 77727111, LLC.

On February 1, 2015, RMR IP entered into a management services agreement with Industrial Management LLC (“IM”), to provide services to RMR IP and affiliated entities, which include assistance in operational and administrative matters, identifying, analyzing, and structuring growth initiatives, and potential strategic acquisitions. Chad Brownstein is a Manager of IM. As compensation for these services, RMR IP will pay to IM an annual cash management fee in an amount equal to the greater of 2% of the Company’s annual gross revenues or $1,000,000, and a development fee with respect to any capital project incurred by RMR IP equal to 2% of total project costs. In addition, IM has the option to be assigned all available royalties from RMR IP’s mineral holdings, leases or interests greater than 75% of net revenue interests for all mineral rights or production of minerals. At IM’s sole discretion, it may choose to accept a preferred convertible security with a 15% dividend accruing quarterly in lieu of cash for some or all of the annual management fee, development fee and royalty assignments. Such preferred convertible securities shall be convertible into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to fifty percent of the market price of the applicable Class B Common Stock on the day prior to the date of issuance. In addition, these preferred convertible securities are callable for a cash, for a period of six months following the date of issuance; provided, however, that if called, IM shall have the option to convert the called preferred stock into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to sixty-six and two thirds percent of the market price of the applicable Class B Common Stock on the business day immediately preceding the issuance date of preferred stock, and will include a blocker provision. In connection with the management services agreement with IM, RMR IP entered into a registration rights agreement which requires RMR IP to register for resale any securities issued as consideration under the management services agreement. The registration rights agreements provide for both demand and piggy back registration rights, and requires that IM not transfer any shares of RMR IP during a 90 day period following the effective date of a registration statement. The registration rights agreement terminates when the shares held by IM become eligible for resale pursuant to Rule 144. On January 30, 2018, the Company entered into an Asset Purchase Agreement with IM and consummated the purchase of all the assets of IM, including any accrued payments payable to IM, for a total consideration of 882,352 shares of the Company’s Class B Common Stock. The share consideration represents an estimated fair value of $15,000,000. Following the closing of the transaction, the Company had no remaining liabilities or accrued payments owed to IM.

Other than as set forth above, during the last two completed fiscal years, none of our current officers or directors have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Director Independence

During the fiscal year ended March 31, 2018, we had three independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

Item 14.	Principal Accounting Fees and Services

The following table sets forth all fees we incurred in connection with professional services rendered by BF Borgers CPA PC during the fiscal year ended March 31, 2018. Hein was our principal accountant during the fiscal year ended March 31, 2017.

Fee Type	2018	2017
Audit Fees	$102,600	$137,444
Tax Fees	-	13,000
All Other Fees	-	5,308
	$102,600	$155,752

PART IV

Item 15.	Exhibits Financial Statement Schedules

(a)     Financial Statements and Financial Statement Schedule

See Index to Consolidated Financial Statements

(b)        Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 27, 2015, between RMR Industrials, Inc., OLYB Acquisition Corporation and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).

4.1	Form of Warrant (incorporated by reference to our Amendment No. 4 to the Registration Statement on Form S-1 filed on October 8, 2015).

10.1	Option Agreement, dated August 25, 2014, between Colorado School of Mines and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.2	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.6	Voting Agreement, dated February 27, 2015, between Principio Management LLC and 77727111, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.7	Assignment Agreement, dated October 15, 2014, between RMR Holdings, Inc. and RMR IP, Inc. (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.8	Amendment No. 1 to Option Agreement dated as of May 25, 2015, between RMR IP, Inc. and Colorado School of Mines (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2015).

10.9	2015 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015)

10.10	Note Purchase Agreement dated October 3, 2016, by and among RMR Aggregates, Inc., Central Valley Administrators Inc., and RMR Industrials, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.11	Promissory Note dated October 3, 2016, made and executed by RMR Aggregates, Inc. for the benefit of Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.12	Security Agreement dated October 3, 2016, by and between RMR Aggregates, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.13	Share Pledge Agreement dated October 3, 2016, by and between RMR Industrials, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.14	Voting Agreement dated October 3, 2016, by and between RMR Industrials, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

Exhibit Number	Description

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (Filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMR INDUSTRIALS, INC.

Dated: October 3, 2018	By:	/s/ Chad Brownstein
Chad Brownstein
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 3, 2018	By:	/s/ Michael Okada
Michael Okada
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this A report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 3, 2018	By:	/s/ Chad Brownstein
Chad Brownstein, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 3, 2018	By:	/s/ Michael Okada
Michael Okada, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: October 3, 2018	By:	/s/ Gregory Dangler
Gregory Dangler, President and Director

Dated: October 3, 2018	By:	/s/ Andrew Peltz
Andrew Peltz, Director

Dated: October 3, 2018	By:	/s/ Barry Munitz
Barry Munitz, Director

Dated: October 3, 2018	By:	/s/ Brandon Pilot
Brandon Pilot, Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of RMR Industrials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RMR Industrials, Inc. (the "Company") as of March 31, 2018, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

October 3, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors

RMR Industrials, Inc.

We have audited the accompanying consolidated balance sheet of RMR Industrials, Inc. and subsidiaries as of March 31, 2017, and the related consolidated statement of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RMR Industrials, Inc. and subsidiaries as of March 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Hein & Associates LLP

Irvine, California

November 28, 2017

RMR Industrials, Inc.

Consolidated Balance Sheets

	March 31, 2018	March 31, 2017
ASSETS
Current assets
Cash	$814,621	$1,608,094
Accounts receivable	79,630	56,835
Inventory	54,290	23,706
Prepaid expenses	48,844	52,673
Restricted cash	196,181	-
Total current assets	1,193,566	1,741,308

Property, plant and equipment, less accumulated depreciation	3,826,512	3,679,069
Land under development	3,594,928	-
Asset retirement obligation, net	41,283	43,515
Goodwill	41,000	41,000
Deposits and other assets	26,830	37,203
Total assets	$8,724,119	$5,542,095

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$607,635	$946,866
Accounts payable, related party	201,566	2,368,233
Accrued liabilities	114,361	423,942
Accrued liabilities, related party	2,290,000	1,805,743
Shareholder deposit	-	1,400,000
Capital lease payable, current	40,045	40,115
Equipment loan payable, current	183,545	205,769
Total current liabilities	3,437,152	7,190,668

Note payable, net of unamortized discount	2,247,213	1,516,615
Capital lease payable, noncurrent	31,101	65,206
Equipment loan payable, noncurrent	283,128	426,957
Deferred rent	14,717	-
Accrued reclamation liability	51,409	46,736
Total liabilities	6,064,720	9,246,182
Commitments and Contingencies (Note L)

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 2,868,967 and 1,202,623 shares issued and 2,703,967 and 1,202,623 outstanding on March 31, 2018 and March 31, 2017, respectively	2,869	1,203
Additional paid-in capital	30,237,968	5,664,378
Accumulated deficit	(27,429,017)	(9,460,492)
Total RMR Industrials stockholders’ equity (deficit)	2,847,606	(3,759,125)
Non-controlling interest	(188,207)	55,038
Total stockholders’ equity (deficit)	2,659,399	(3,704,087)
Total liabilities and stockholders’ equity (deficit)	$8,724,119	$5,542,095

The accompanying notes are an integral part of these financial statements.

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	March 31, 2018	March 31, 2017

Revenue	$1,060,438	$418,981
Cost of goods sold	961,809	384,834
Gross profit	98,629	34,147
Selling, general and administrative	5,472,254	5,314,321
Loss from operations	(5,373,625)	(5,280,174)
Loss on extinguishment of debt	12,083,317	-
Interest expense, net	749,515	270,313
Loss before income tax provision	(18,206,457)	(5,550,487)
Income tax expense	5,313	1,850
Net loss	(18,211,770)	(5,552,337)
Add: Net loss attributed to noncontrolling interest	243,245	110,405
Net loss attributable to RMR Industrials, Inc.	$(17,968,525)	$(5,441,932)

Basic and diluted loss attributable to RMR Industrials, Inc. per common share	$(5.42)	$(1.90)

Weighted average shares outstanding	3,318,107	2,858,585

See accompanying notes to consolidated financial statements.

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Class A		Common Stock Class B		Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, March 31, 2016	35,785,858	$35,786	990,957	$991	$1,370,103	$(4,018,560)	$—	$(2,611,680)
Issuance of common stock under subscription agreement	—	—	221,666	222	3,124,569	—	—	3,124,791
Issuance of common stock for services	—	—	15,000	15	95,085	—	—	95,100
Cancellation of common stock	—	—	(25,000)	(25)	25	—	—	—
Valuation of equity conversion rights	—	—	—	—	769,000	—	165,443	934,443
Amortization of stock-based compensation	—	—	—	—	305,596	—	—	305,596
Net loss for the period ended March 31, 2017	—	—	—	—	—	(5,441,932)	(110,405)	(5,552,337)

Balance, March 31, 2017	35,785,858	$35,786	1,202,623	$1,203	$5,664,378	$(9,460,492)	$55,038	$(3,704,087)
Issuance of common stock through subscription	—	—	383,826	384	5,874,676	—	—	5,875,060
Issuance of common stock for services	—	—	38,499	38	592,479	—	—	592,517
Issuance of common stock for exercise of warrant	—	—	196,667	197	2,549,777	—	—	2,549,974
Issuance of common stock for acquisition	—	—	882,352	882	14,999,102	—	—	14,999,984
Issuance of restricted common shares for compensation	—	—	165,000	165	(165)	—	—	—
Stock-based compensation from stock options	—	—	—	—	557,721	—	—	557,721
Net loss for the period ended March 31, 2018	—	—	—	—	—	(17,968,525)	(243,245)	(18,211,770)
Balance, March 31, 2018	35,785,858	$35,786	2,868,967	$2,869	$30,237,968	$(27,429,017)	$(188,207)	$2,659,399

See accompanying notes to consolidated financial statements.

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31, 2018	Year ended March 31, 2017

Cash flow from operating activities
Net loss	$(18,211,770)	$(5,552,337)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and accretion expense	322,016	117,105
Impairment of intangible asset	-	10,000
Loss on extinguishment of debt	12,083,317	-
Stock-based compensation	1,150,243	400,697
Amortization of debt discount	483,170	153,141
Deferred rent	14,717	-
Paid-in-kind interest	247,427	112,916
Changes in operating assets and liabilities
Accounts receivable	(22,795)	(56,835)
Prepaid expenses	3,829	(52,673)
Inventory	(30,583)	(23,706)
Deposits and other assets	10,373	(37,203)
Restricted cash	(196,181)	-
Accounts payable	(339,231)	415,375
Accounts payable, related parties	750,000	1,000,000
Accrued liabilities	(309,581)	423,942
Accrued liabilities, related parties	484,257	730,000
Net cash used in operating activities	(3,560,792)	(2,359,578)

Acquisition of business, net of cash	-	(2,827,624)
Acquisition of land for development	(3,428,800)	-
Purchase of property, plant and equipment	(614,335)	(205,909)
Purchase of intangibles and other assets	-	(2,500)
Net cash used in investing activities	(4,043,135)	(3,036,033)

Payments on equipment loan	(180,400)	(39,420
Payments on capital leases	(34,175)	(22,952)
Proceeds from loan payable	-	2,250,000
Proceeds from shareholder deposit	(1,400,000)	1,400,000
Payments on debt issuance costs	-	(65,000)
Proceeds from issuance of common stock	8,425,029	3,124,790
Payments on offering costs toward issuance of common stock	-	-
Net cash provided by financing activities	6,810,454	6,647,418

Net increase (decrease) in cash	(793,473)	1,251,807
Cash at beginning of period	1,608,094	356,287
Cash at end of period	$814,621	$1,608,094

Supplemental cash flow information
Cash paid for interest	$-	$402
Cash paid for income taxes	$5,313	$1,850

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

FOR THE FISCAL YEAR ENDED MARCH 31, 2018

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

For financial reporting purposes, the Merger represented a “reverse merger” rather than a business combination and RMR IP was deemed to be the accounting acquirer in the transaction. Consequently, the assets and liabilities and the historical operations reflected in the Company’s financial statements post-Merger are those of RMR IP. The Company’s assets, liabilities and results of operations have been consolidated with the assets, liabilities and results of operations of RMR IP after consummation of the Merger, and the historical financial statements of the Company before the Merger were replaced with the historical financial statements of RMR IP before the Merger in all post-Merger filings with the SEC.

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

During January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly-owned subsidiary to acquire and develop a rail terminal and services facility (“Rail Park”). Rail Land Company purchased a 470-acre parcel of real property located in Bennett, CO on February 1, 2018. The acreage is in the process of being entitled and rezoned for the development of the Rail Park.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for the fiscal year ended March 31, 2018 have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information in accordance with Securities and Exchange Commission (SEC) Regulations.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2018, the Company had cash of $814,621 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company analyzes collectability based on historical payment patterns and macroeconomic factors which may affect the customers’ industry. Past due balances over 90 days based on payment terms are reviewed individually for collectability. The Company does not have any off-balance sheet credit exposure related to its customers. Concentration of credit risk is limited to certain customers to whom we make substantial sales. As of March 31, 2018, the Company had one large customer that accounted for approximately 84% of our accounts receivable balance. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed and taking appropriate action when necessary. As a result, we believe that accounts receivable credit risk exposure is limited.

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

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of March 31, 2018, the Company’s undiscounted reclamation obligations totaled approximately $196,000, which is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2017	$46,736
Liabilities incurred	—
Accretion expense	4,673
Balance at March 31, 2018	$51,409

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as March 31, 2018 which were excluded from the calculation of diluted loss per common share.

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

NOTE C – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have sufficient cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. As a result, the Company’s auditors issued a going concern opinion for the financial statements at March 31, 2018.

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the fiscal year ended March 31, 2018 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

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

NOTE D - ACCOUNTS RECEIVABLE

Accounts Receivable at March 31, 2018 was $79,630 compared to $56,835 at March 31, 2017. The increase is due to an increase in production and product demand. No allowance is recorded, as all items are current.

NOTE E - INVENTORY

Inventory, which primarily represents finished goods, packaging and fuel are valued at the lower of cost (average) or market.

	March 31, 2018	March 31, 2017

Blasted Rock	$37,157	$—
Finished Goods	3,180	2,795
Packaging	9,614	16,267
Propane and Fuel	4,339	4,644
Total	$54,290	$23,706

NOTE F – PROPERTY, PLANT AND EQUIPMENT

	March 31, 2018	March 31, 2017
Mineral Reserves	$1,477,469	$1,477,469
Mill Equipment	1,273,395	1,044,673
Mining Equipment	343,711	271,907
Mobile Equipment	716,119	702,757
Capitalized Development Costs	292,916	144,249
Truck and Trailer	147,856	147,856
Office Equipment	1,630	1,630
Total Fixed Assets	4,253,096	3,790,541
Less Accumulated Depreciation	(426,584)	(111,472)
Net Fixed Assets	$3,826,512	$3,679,069

NOTE G – NOTE PAYABLE

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

NOTE H – EQUIPMENT LOAN AND CAPITAL LEASE PAYABLE

The Company has entered into various equipment loans with an equipment manufacturer in connection with the CalX acquisition, pursuant to which we acquired equipment with an aggregate principal value of approximately $528,593. The equipment loans require payments over 12 months at a fixed interest rate from 1.99% to 4.78%. The Company’s obligations under these contracts are collateralized by the equipment purchased.

The Company also has a capital lease agreement, which was assumed in connection with the CalX acquisition. The capital lease has a remaining term of 21 months for mining equipment, which is included as part of property, plant and equipment. Depreciation related to capital lease assets is included in depreciation expense.

Future payments on capital lease obligations are as follows:

Fiscal year ended March 31:
2019	$38,602
2020	26,604
2021	-
Total future minimum lease payments	$65,206

NOTE I – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $201,566 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $2,290,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

On February 1, 2015, RMR IP entered into a management services agreement with Industrial Management LLC (“IM”), to provide services to RMR IP and affiliated entities, which include assistance in operational and administrative matters, identifying, analyzing, and structuring growth initiatives, and potential strategic acquisitions. As compensation for these services, RMR IP will pay to IM an annual cash management fee in an amount equal to the greater of 2% of the Company’s annual gross revenues or $1,000,000, and a development fee with respect to any capital project incurred by RMR IP equal to 2% of total project costs. In addition, IM has the option to be assigned all available royalties from RMR IP’s mineral holdings, leases or interests greater than 75% of net revenue interests for all mineral rights or production of minerals. At IM’s sole discretion, it may choose to accept a preferred convertible security with a 15% dividend accruing quarterly in lieu of cash for some or all of the annual management fee, development fee and royalty assignments. Such preferred convertible securities shall be convertible into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to fifty percent of the market price of the applicable Class B Common Stock on the day prior to the date of issuance. In addition, these preferred convertible securities are callable for a cash, for a period of six months following the date of issuance; provided, however, that if called, IM shall have the option to convert the called preferred stock into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to sixty-six and two thirds percent of the market price of the applicable Class B Common Stock on the business day immediately preceding the issuance date of preferred stock, and will include a blocker provision. In connection with the management services agreement with IM, RMR IP entered into a registration rights agreement which requires RMR IP to register for resale any securities issued as consideration under the management services agreement. The registration rights agreements provide for both demand and piggy back registration rights, and requires that IM not transfer any shares of RMR IP during a 90 day period following the effective date of a registration statement. The registration rights agreement terminates when the shares held by IM become eligible for resale pursuant to Rule 144. On January 30, 2018, the Company entered into an Asset Purchase Agreement with IM and consummated the purchase of all the assets of IM, including accrued payments payable to IM of $2,916,667, for a total consideration of 882,352 shares of the Company’s Class B Common Stock. The share consideration represents an estimated fair value of $15,000,000. Following the closing of the transaction, the Company had no remaining liabilities or accrued payments owed to IM.

NOTE J – SHAREHOLDERS’ DEFICIT

Reverse Stock Split

On September 4, 2015, the Company implemented a reverse stock split of all of its authorized and issued and outstanding shares of Class B Common Stock in ratio of one-for-twenty. All historical and per share amounts have been adjusted to reflect the reverse stock split.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At March 31, 2018, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At March 31, 2018, the Company had 35,785,858 and 2,868,967 shares issued, and 35,785,858 and 2,703,967 shares outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

During the fiscal year ended March 31, 2018, the Company entered into subscription agreements with accredited investors (the "Purchasers") to offer and sell 383,826 units of the Company’s securities (the “Units”) at $15.00 - $17.00 per Unit for which the Company received $5,875,060 in proceeds. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one or more shares of Class B Common Stock at an exercise price of $15.00 - $17.00.

NOTE K – SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the "2015 Plan"), authorizes up to 30% of the outstanding shares Common Stock at any time during the 2015 Plan, for issuance of options, shares or rights to acquire our Class B common stock by the Company’s board of directors. As of March 31, 2018, there were 1,405,272 shares still available for future issuance under the 2015 Plan.

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

Valuation Assumptions for Stock Options

During the three months ended December 31, 2016, the Company granted options to our employees to purchase an aggregate of 400,000 shares of our common stock, with estimated total grant-date fair values of $828,800. The Company recorded stock-based compensation related to stock options of $325,086 during the year ended March 31, 2018. As of March 31, 2018, unamortized stock-based compensation was $44,468 related to unvested stock options. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

November 21, 2016
Average risk-free interest rate	1.79%
Average expected life (in years)	5.0
Volatility	33.85%
Dividend yield	0.0%

•	Risk-Free Interest Rate: The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

•	Expected Term: We have limited historical information regarding expected option term. Accordingly, we determine the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.

•	Expected Volatility: Stock volatility for each grant is measured using the weighted average of historical daily price changes of our competitors’ common stock over the most recent period equal to the expected option term of the awards.

•	Expected Dividend: We have not paid any dividends and do not anticipate paying dividends in the foreseeable future.

Stock Option Activity

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at April 1, 2017	400,000	$-
Granted	-	$6.34
Exercised	-	$-
Forfeited	(100,000)	$-
Expired	-	$-
Outstanding at March 31, 2018	300,000	$6.34	8.9	$-
Vested and expected to vest March 31, 2018	278,539	$6.34	8.9	$-
Exercisable at March 31, 2018	278,539	$6.34	8.9	$-

NOTE L – INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses since inception and has a full valuation allowance on it deferred tax asset. At March 31, 2018 and 2017 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to losses generated and uncertainties surrounding its ability to generate future taxable income. Accordingly, the net deferred tax assets have been fully reserved.

Net deferred tax assets consist of the following components:

	March 31, 2018	March 31, 2017
Deferred tax asset:
Net operating loss carryforwards	$9,576,233	$3,008,204
Stock compensation	174,730	181,206
Fixed assets	1,074,340	799,726
Intangible assets	(731)	25,524
Accrued liabilities	(156,444)	650,201
Charitable contributions	1,019	1,019
Deferred rent	3,936	-
State taxes - current	2,236	1,120
Deferred tax liabilities:
State taxes - deferred	(196,438)	(169,157)
Valuation allowance	(10,478,881)	(4,497,843)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss from continuing operations as follows:

March 31, 2018

Tax computed at federal statutory rate	$(3,773,390)
State tax, net of federal tax benefit	(1,557,675)
Meals and entertainment	18,569
Debt discount amortization	(22,963)
Change in valuation allowance	5,340,772
Net provision for income taxes	$5,313

The Company has accumulated federal net operating loss carryovers of approximately $29,741,998 and state accumulated net operating loss carryover of approximately $29,323,926 as of March 31, 2018 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The federal and state tax losses begin to expire in 2033.

NOTE M – COMMITMENTS AND CONTINGENCIES

The Company has certain non-cancelable operating leases for office locations that are not accounted for as liabilities under GAAP. Future minimum lease commitments under these non-cancelable operating leases at March 31, 2018 are as follows:

Lease Commitment
2019	$48,438
Total minimum lease payments	$48,438

NOTE N- SELLING GENERAL AND ADMINISTRATIVE COSTS

Selling general and administrative costs for the year ended March 31, 2018 period were $5,472,254 compared to $5,314,321 in the prior year.

NOTE O- INTEREST EXPENSE

The interest expense for the year ended March 31, 2018 was $749,515 compared to the prior year of $270,313 the increase is the result of a note payable of $2,250,000 entered into October 3, 2016

NOTE P– SUBSEQUENT EVENTS

In July 2018, Rail Land Company exercised an option to purchase a 150-acre parcel of real property located in Bennett, CO. Rail Land Company completed the purchase of the land parcel on July 20, 2018. The acreage is being included in the entitlement and rezoning process for the development of the Rail Park.

In July 2018, Rail Land Company entered into a Right of Way Agreement with a midstream oil & gas company, granting a non-exclusive easement and right of way to construct and operate natural gas and oil pipelines under the Rail Park property.

Subsequent to March 31, 2018, accredited investors exercised warrants to purchase 209,040 shares of Class B Common Stock at an exercise price of $14.00-$17.00 for total gross proceeds of $3,123,681.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 27, 2015, between RMR Industrials, Inc., OLYB Acquisition Corporation and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).

4.1	Form of Warrant (incorporated by reference to our Amendment No. 4 to the Registration Statement on Form S-1 filed on October 8, 2015).

10.1	Option Agreement, dated August 25, 2014, between Colorado School of Mines and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.2	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.6	Voting Agreement, dated February 27, 2015, between Principio Management LLC and 77727111, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.7	Assignment Agreement, dated October 15, 2014, between RMR Holdings, Inc. and RMR IP, Inc. (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.8	Amendment No. 1 to Option Agreement dated as of May 25, 2015, between RMR IP, Inc. and Colorado School of Mines (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2015).

10.9	2015 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015)

10.10	Note Purchase Agreement dated October 3, 2016, by and among RMR Aggregates, Inc., Central Valley Administrators Inc., and RMR Industrials, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.11	Promissory Note dated October 3, 2016, made and executed by RMR Aggregates, Inc. for the benefit of Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.12	Security Agreement dated October 3, 2016, by and between RMR Aggregates, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.13	Share Pledge Agreement dated October 3, 2016, by and between RMR Industrials, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.14	Voting Agreement dated October 3, 2016, by and between RMR Industrials, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

Exhibit Number	Description

21.1	List of Subsidiaries (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (Filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)