Form 10-Q
period 2018-06-30
RMR Industrials, Inc.
filed 2018-12-11
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-55402

RMR Industrials, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-0750094
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4601 DTC Blvd., Suite 130

Denver, CO 80237

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

As of December 11, 2018, the registrant had 35,785,858 shares of Class A Common Stock and 3,027,712 shares of Class B Common Stock outstanding.

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

Unless otherwise specified or required by context, as used in this Quarterly Report, the terms "we," "our," "us" and the "Company" refer collectively to RMR Industrials, Inc., its wholly-owned subsidiaries, RMR Logistics, Inc., RMR Industrial Minerals, Inc., and Rail Land Company, LLC, and its majority-owned subsidiary RMR Aggregates, Inc. The term "fiscal year" refers to our fiscal year ending March 31. Unless otherwise indicated, the term "common stock" refers to shares of our Class A Common Stock and Class B Common Stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

2

RMR INDUSTRIALS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RMR INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2018

4

RMR Industrials, Inc.

Consolidated Balance Sheets

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$2,166,867	$814,621
Accounts receivable	105,974	79,630
Inventory	28,695	54,290
Prepaid expenses	46,424	48,844
Restricted cash	98,241	196,181
Total current assets	2,446,201	1,193,566

Property, plant, and equipment, net	3,946,899	3,826,512
Land under development	3,840,759	3,594,928
Asset retirement obligation, net	40,725	41,283
Intangible assets, net	41,000	41,000
Other noncurrent assets	26,832	26,830
Total assets	$10,342,416	$8,724,119

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$585,463	$607,635
Accounts payable, related party	201,566	201,566
Accrued liabilities	113,319	114,361
Accrued liabilities, related party	1,925,000	2,290,000
Capital lease payable, current	37,014	40,045
Equipment loan payable, current	169,217	183,545
Total current liabilities	3,031,579	3,437,152

Note payable, net of discount	2,478,688	2,247,213
Capital lease payable, noncurrent	24,270	31,101
Equipment loan payable, noncurrent	252,043	283,128
Deferred rent	13,574	14,717
Accrued reclamation liability	52,664	51,409
Total liabilities	5,852,818	6,064,720

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 3,223,007 and 2,868,967 shares issued and 2,913,007 and 2,703,967 outstanding on June 30, 2018 and March 31, 2018, respectively	3,223	2,869
Additional paid-in capital	33,705,677	30,237,968
Noncontrolling interest	(262,713)	(188,207)
Accumulated deficit	(28,992,375)	(27,429,017)
Total stockholders’ deficit	$4,489,598	$2,659,399

Total liabilities and stockholders’ deficit	$10,342,416	$8,724,119

The accompanying notes are an integral part of these financial statements.

RMR Industrials, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30, 2018	For the three months ended June 30, 2017
	(Unaudited)	(Unaudited)

Revenue	$329,614	$228,679
Cost of goods sold	319,854	191,020
Gross profit	9,760	37,659
Selling, general and administrative	1,411,849	1,148,988
Loss from operations	(1,402,089)	(1,111,329)
Interest (expense) income, net	(235,775)	(163,809)
Loss before income tax provision	(1,637,864)	(1,275,138)
Income tax expense	-	(1,600)
Net loss	(1,637,864)	(1,276,738)
Add: Net loss attributed to noncontrolling interest	(74,506)	(50,454)
Net loss attributable to RMR Industrials, Inc.	$(1,563,358)	$(1,226,284)

Basic and diluted loss attributable to RMR Industrials, Inc. per common share	$(.35)	$(.41)

Weighted average shares outstanding	4,555,817	3,003,418

The accompanying notes are an integral part of these consolidated financial statements.

RMR Industrials, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(1,637,864)	$(1,276,738)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	85,806	75,696
Stock-based compensation	344,594	68,876
Amortization of debt discount	165,671	96,652
Deferred rent	(1,143)	7,862
Paid-in-kind interest	65,804	59,566
Changes in operating assets and liabilities
Accounts receivable	(26,343)	(20,493)
Prepaid expenses	2,420	(21,596)
Inventory	25,595	-
Restricted cash	97,940	-
Deposits	(2)	(25,000)
Accounts payable	(22,172)	119,156
Accounts payable, related parties	-	250,000
Accrued liabilities	(1,042)	(4,771)
Accrued liabilities, related parties	(365,000)	297,500
Net cash used in operating activities	(1,265,736)	(373,290)

Purchase of property, plant and equipment	(450,211)	-
Purchase of intangibles and other assets	-	(152,102)
Net cash used in investing activities	(450,211)	(152,102)

Payments on equipment loan	(45,413)	(50,016)
Payments on capital leases	(9,862)	(12,158)
Proceeds from shareholder deposit	-	(1,400,000)
Proceeds from issuance of Class B common stock	3,123,468	700,000
Net cash provided by (used in) financing activities	3,068,193	(762,174)

Net increase (decrease) in cash	1,352,246	(1,287,566)

Cash at beginning of period	814,621	1,608,094
Cash at end of period	$2,166,867	$320,528

Supplemental cash flow information
Cash paid for interest	$4,452	$585
Cash paid for income taxes	$-	$1,600

The accompanying notes are an integral part of these consolidated financial statements.

RMR INDUSTRIALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

RMR Industrials, Inc. (the “Company” or “RMRI”) is dedicated to operating industrial assets in the United States which include minerals, materials, and services. Our vision is to become a key provider of industrial materials and services in the Rocky Mountain region. We have a strategy to own operate, develop, acquire and vertically integrate complementary industrial businesses.

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

During January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly-owned subsidiary to acquire and develop a rail terminal and services facility (“Rail Park”). Rail Land Company purchased a 470-acre parcel of real property located in Bennett, Colorado on February 1, 2018. The acreage is in the process of being entitled and rezoned for the development of the Rail Park.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the period ended June 30, 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. The unaudited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, RMR Logistics Inc. and Rail Land Company, LLC as well as our majority-owned subsidiary RMR Aggregates, where intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2018 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited.

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

Revenue Recognition

Performance obligations are contractual promises to transfer or provide a distinct good or service for a stated price. The Company’s product sales agreements are single-performance obligations that are satisfied at a point in time. Revenue from product sales are recognized when control of the promised good is transferred to the customer, and the performance obligation is met, typically when the product is shipped. Revenue includes product sales of limestone, aggregate materials and other transportation charges to customers, net of discounts, allowances or taxes, as applicable.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of June 30, 2018, the Company had cash of $2,166,867 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Inventory

Inventory, which primarily represents finished goods, packaging and fuel are valued at the lower of cost (average) or market. Total gross inventories at June 30, 2018 were $28,695.

Other noncurrent assets

Other noncurrent assets consist of two security deposits in connection with our office leases in Denver and Los Angeles.

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

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Accounting for Asset Retirement Obligations and Accrued Reclamation Liability

The Company provides for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is identified, if a reasonable estimate of fair value can be made. The associated fair value of asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Costs are estimated in current dollars, inflated until the expected time of payment, using an inflation rate of 2.15%, and then discounted back to present value using a credit-adjusted rate of reflect the Company’s credit rating.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as June 30, 2018 which were excluded from the calculation of diluted loss per common share.

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

NOTE C – ACCOUNTS RECEIVABLE

Accounts Receivable at June 30, 2018 was $105,974 compared to $79,630 at March 31, 2018. The increase is due to an increase in production and product demand. No allowance is recorded, as all items are current.

NOTE D – INVENTORY

Inventory, which primarily represents finished goods, packaging and fuel are valued at the lower of cost (average) or net realizable value.

	June 30, 2018	March 31, 2018

Blasted Rock	$20,162	$37,157
Finished Goods	2,048	3,180
Packaging	4,895	9,614
Propane and Fuel	1,590	4,339
Total	$28,695	$54,290

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

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the three months ended June 30, 2018 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

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

The conversion feature in the Note Purchase Agreement was valued at $769,000 and recorded as a discount to the CVA Note. The carrying value of the CVA Note at June 30, 2018:

Principal value	$2,250,000
Accrued interest	426,148
Unamortized debt discount	(197,460)
Note payable, net	$2,478,688

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

The Company also has a capital lease agreement, which was assumed in connection with the CalX acquisition. The capital lease has a remaining term of 18 months for mining equipment, which is included as part of property, plant and equipment. Depreciation related to capital lease assets is included in depreciation expense.

Future payments on capital lease obligations are as follows:

Fiscal year ended June 30:

2019	$40,446
2020	20,838
Total future minimum lease payments	$61,284

NOTE H – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $201,566 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $1,925,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

NOTE I – SHAREHOLDERS’ DEFICIT

Reverse Stock Split

On September 4, 2015, the Company implemented a reverse stock split of all of its authorized and issued and outstanding shares of Class B Common Stock in ratio of one-for-twenty. All historical and per share amounts have been adjusted to reflect the reverse stock split.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At June 30, 2018, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At June 30, 2018, the Company had 35,785,858 shares issued and outstanding of Class A Common Stock and 3,223,007 and 2,913,007 shares issued and outstanding of Class B Common Stock, respectively.

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

During the three months ended June 30, 2018, accredited investors exercised warrants to purchase 209,040 shares of Class B Common Stock at exercise prices of $14.00-$17.00 for which the Company received $3,123,681 in gross proceeds.

NOTE J – SELLING GENERAL AND ADMINISTRATIVE COSTS

Selling general and administrative costs for the three month period increased from $1,148,988 in June of 2017 to $1,411,849 in June of 2018. Increases in salaries, employee benefits and consulting fees were primarily responsible for this increase.

NOTE K – INTEREST EXPENSE

The interest expense for the three months ended June 30, 2018 is the result of a note payable of $2,250,000 entered into October 3, 2016.

NOTE L – SUBSEQUENT EVENTS

In July 2018, Rail Land Company exercised an option to purchase a 150 acre parcel of real property located in Bennett, Colorado. Rail Land Company completed the purchase of the land parcel on July 20, 2018. The acreage is being included in the entitlement and rezoning process for the development of the Rail Park. In July 2018, Rail Land Company entered into a Right of Way Agreement with a midstream Oil & Gas Company, granting a non-exclusive easement and right of way to construct and operate natural gas and oil pipelines under the Rail Park property.

Subsequent to June 30, 2018, accredited investors purchasers exercised warrants to purchase 114,705 shares of the Company’s Class B common stock at an exercise price of $10.00-$17.00. During the same period, RMR Aggregates entered into a subscription agreement with an accredited investor to issue and sell RMR Aggregates common stock. The Company used proceeds from the sale and available cash for the repayment of outstanding indebtedness.

On October 3, 2018, RMR Aggregates used proceeds from the sale of common stock and available cash for the repayment of CVA’s Note principal outstanding balance.

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

RMR Industrials, Inc. (the “Company” or “RMRI”) is dedicated to operating industrial assets in the United States which include minerals, materials, and services. Our vision is to become a key provider of industrial materials and services in the Rocky Mountain region. We have a strategy to own operate, develop, acquire and vertically integrate complementary industrial businesses.

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

During January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly-owned subsidiary to acquire and develop a rail terminal and services facility (“Rail Park”). Rail Land Company purchased a 470-acre parcel of real property located in Bennett, Colorado on February 1, 2018. Additionally, Rail Land Company entered into Option Agreements to purchase 150 acres of real property and a total of 250 acres of mineral rights in Bennett, Colorado. The acreage is in the process of being entitled and rezoned for the development of the Rail Park. The Company’s development of the Rail Park is intended to expand the Company’s customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2018 and June 30, 2017

Revenues

Our revenues for the three-month period ended June 30, 2018 were $329,614 compared to $228,679 in the prior year.

Cost of Goods Sold

Our cost of goods sold for the three-month period ended June 30, 2018 was $319,854 compared to $191,020 in the prior year.

Operating Expenses

Our operating expenses for the three-month period ended June 30, 2018 were $1,411,849. This compares to operating expenses for the three-month period ended June 30, 2017 of $1,148,988. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs, salaries and wages, and depreciation and amortization.

Interest Expense (Income), net

Our interest expense, net for the three-month period ended June 30, 2018 was $235,775, compared to $163,809 of interest expense for the three-month period ended June 30, 2017. The increase in interest expense was attributed to a $2,250,000 note payable issued to an accredited investor in October 2016. This note payable was paid off on October 3, 2018.

5

Net Loss Attributable to RMR Industrials, Inc.

Our net loss for the three-month period ended June 30, 2018 was $1,563,358. This compares to a net loss for the three-month period ended June 30, 2017 of $1,226,284. The comparative increases in net loss were due to increases in our operating and interest expenses, as described above.

Liquidity and Capital Resources

As of June 30, 2018, we had current assets of $2,446,201, total current liabilities of $3,031,579 and a working capital deficit of $585,378. We have incurred an accumulated loss of $28,992,375 since inception. Our independent auditors issued an audit opinion for our financial statements for the fiscal year ended March 31, 2018, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are $100,000 per month. As evidence by approximately $2.1 million of our current liabilities being owed to related parties, we have relied historically on related parties to sustain the Company’s operations. In order to successfully execute our business plan, the net proceeds of a $10-20 million offering will be required to finance our planned acquisition and for general working capital purposes.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through June 30, 2018 totaling $28,992,375 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the fiscal year ended March 31, 2018 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Vice President of Accounting of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Vice President of Accounting concluded that our disclosure controls and procedures were not effective due to the material weakness described below.

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

Our principal executive officer and principal financial officer concluded that as of June 30, 2018, the following material weaknesses existed:

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2018. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

6

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, accredited investors exercised warrants to purchase 209,040 shares of Class B Common Stock at exercise prices of $14.00-$17.00 for which the Company received $3,123,681 in gross proceeds.

In September 2018, RMR Aggregates entered into a subscription agreement with an accredited investor to issue and sell RMR Aggregates common stock. The Company used the proceeds from the sale and available cash for the repayment of outstanding indebtedness. The sale and issuance of shares was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offerings under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

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

RMR Industrials, Inc.

DATED: December 11, 2018	By:	/s/ Heidi Kelly
Heidi Kelly
Vice President of Accounting
(Principal Financial Officer and Principal Accounting Officer)

8