Form 10-Q
period 2018-09-30
RMR Industrials, Inc.
filed 2019-02-20
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

(720) 614-5213

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

As of February 20, 2019, the registrant had 35,785,858 shares of Class A Common Stock and 3,325,634 shares of Class B Common Stock outstanding.

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

Unless otherwise specified or required by context, as used in this Quarterly Report, the terms "we," "our," "us" and the "Company" refer collectively to RMR Industrials, Inc., its wholly-owned subsidiaries, RMR Logistics, Inc., and Rail Land Company, LLC, and its majority-owned subsidiary RMR Aggregates, Inc. The term "fiscal year" refers to our fiscal year ending March 31. Unless otherwise indicated, the term "common stock" refers to shares of our Class A Common Stock and Class B Common Stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

2

RMR INDUSTRIALS, INC.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RMR INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

Page(s)
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018	F-1

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017	F-2

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017	F-3

Notes to Unaudited Condensed Consolidated Financial Statements	F-4

4

RMR Industrials, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2018	March 31, 2018
ASSETS
Current assets
Cash	$3,765,842	$814,621
Accounts receivable	151,030	79,630
Inventory	32,580	54,290
Prepaid expenses	69,767	48,844
Restricted cash	111,312	196,181
Total current assets	4,130,531	1,193,566

Property, plant, and equipment, net	4,204,806	3,826,512
Land under development	4,864,265	3,594,928
Asset retirement obligation, net	40,167	41,283
Intangible assets, net	41,000	41,000
Other noncurrent assets	45,788	26,830
Total assets	$13,326,557	$8,724,119

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$977,819	$607,635
Accounts payable, related party	201,566	201,566
Accrued liabilities	112,903	114,361
Accrued liabilities, related party	1,665,000	2,290,000
Capital lease payable, current	40,853	40,045
Equipment loan payable, current	181,798	183,545
Total current liabilities	3,179,939	3,437,152

Note payable, net of discount	2,736,904	2,247,213
Capital lease payable, noncurrent	10,470	31,101
Equipment loan payable, noncurrent	246,759	283,128
Deferred rent	12,198	14,717
Accrued reclamation liability	53,919	51,409
Total liabilities	6,240,189	6,064,720

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized, 3,291,536 and 2,868,967 shares issued and 2,967,712 and 2,703,967 outstanding on September 30, 2018 and March 31, 2018, respectively.	3,292	2,869
Additional paid-in capital	36,585,132	30,237,968
Noncontrolling interest	260,124	(188,207)
Accumulated deficit	(29,797,966)	(27,429,017)
Total stockholders’ deficit	$7,086,368	$2,659,399

Total liabilities and stockholders’ deficit	$13,326,557	$8,724,119

The accompanying notes are an integral part of these financial statements.

RMR Industrials, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three	For the six	For the three	For the six
	months ended	months ended	months ended	months ended
	September 30, 2018	September 30, 2018	September 30, 2017	September 30, 2017

Revenue	$1,326,529	$1,656,143	$270,346	$499,024
Cost of goods sold	232,015	551,869	201,654	392,673
Gross profit	1,094,514	1,104,274	68,692	106,351
Selling, general and administrative	1,740,429	3,152,278	1,532,446	2,681,434
Loss from operations	(645,915)	(2,048,004)	(1,463,754)	(2,575,083)
Interest income (expense), net	(261,960)	(497,735)	(180,428)	(344,237)
Loss before income tax provision	(907,875)	(2,545,739)	(1,644,182)	(2,919,320)
Income tax expense	-		(1,600)	(3,200)
Net loss	(907,875)	(2,545,739)	(1,645,782)	(2,922,520)
Add: Net loss attributed to noncontrolling interest	(102,243)	(170,992)	(50,992)	(101,446)
Net loss attributable to RMR Industrials, Inc.	$(805,632)	$(2,374,747)	$(1,594,790)	$(2,821,074)

Basic and diluted loss attributable to RMR Industrials, Inc. per common share	$(0.17)	$(0.51)	(0.52)	(0.93)

Weighted average shares outstanding	4,713,955	4,666,165	3,071,682	3,037,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMR Industrials, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended September 30, 2018	Six months ended September 30, 2017
Cash flow from operating activities
Net loss	$(2,545,739)	$(2,922,520)
Depreciation and amortization expense	172,452	155,410
Stock-based compensation	699,174	392,054
Amortization of debt discount	356,424	209,851
Deferred rent	(2,519)	6,599
Paid-in-kind interest	133,267	120,634
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable	(71,400)	(45,756)
Prepaid expenses	(20,923)	(19,504)
Inventory	21,710	(77,512)
Restricted cash	84,869	-
Deposits	(18,958)	(27,427)
Accounts payable	370,184	35,267
Accounts payable, related parties	-	500,000
Accrued liabilities	(1,458)	(107,912)
Accrued liabilities, related parties	(625,000)	457,500
Net cash used in operating activities	(1,447,917)	(1,323,316)

Acquisition of business, net of cash	-	-
Purchase of property, plant and equipment	(1,816,456)	(206,931)
Purchase of intangibles and other assets	-	-
Net cash used in investing activities	(1,816,456)	(206,931)

Payments on equipment loan	(38,116)	(105,662)
Payments on capital leases	(19,823)	(18,299)
Proceeds from shareholder deposit		(1,400,000)
Payments on debt issuance costs	-	-
Proceeds from issuance of Class B common stock	6,273,533	1,500,005
Payments on offering costs toward issuance of common stock	-	-
Net cash provided by (used in) financing activities	6,215,594	(23,956)

Net (decrease) increase in cash	2,951,221	(1,554,203)

Cash at beginning of period	814,621	1,608,094
Cash at end of period	$3,765,842	$53,891

Supplemental cash flow information
Cash paid for interest	$(497,735)	$(344,237)
Cash paid for income taxes	$-	$(3,200)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMR INDUSTRIALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

During January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly-owned subsidiary to acquire and develop a rail terminal and services facility (“Rail Park”). Rail Land Company purchased an acreage position in Bennett, Colorado. The acreage is in the process of being entitled and rezoned for the development of the Rail Park.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the period ended September 30, 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (“SEC”) Regulation S-X rule 8-03. The unaudited condensed consolidated financial statements include the financial condition and results of operations of RMR Logistics, Inc., and Rail Land Company as well as our majority-owned subsidiary RMR Aggregates, where intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2018 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the accompanying unaudited interim condensed consolidated financial statements. These consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2018, the Company had cash of $3,765,842 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as September 30, 2018 which were excluded from the calculation of diluted loss per common share.

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

NOTE C – ACCOUNTS RECEIVABLE

Accounts Receivable at September 30, 2018 was $151,030 compared to $79,630 at March 31, 2018. The increase is due to an increase in production and product demand. No allowance is recorded, as all items are current.

NOTE D – INVENTORY

Inventory, which primarily represents finished goods, packaging and fuel are valued at the lower of cost (average) or market.  Finished goods and propane and fuel were not inventoried at September 30, 2018 due to immateriality.

	September 30, 2018	March 31, 2018

Blasted Rock	$13,475	$37,157
Finished Goods	$2,048	$3,180
Packaging	$12,602	$9,614
Propane and Fuel	$4,455	$4,339
Total	$32,580	$54,290

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

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the six months ended September 30, 2018 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, or if it does, it may not be able to sustain profitability on a recurring basis.

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

The conversion feature in the Note Purchase Agreement was valued at $769,000 and recorded as a discount to the CVA Note. The carrying value of the CVA Note at September 30, 2018:

Principal value	$2,250,000
Accrued interest	493,611
Unamortized debt discount	(6,707)
Note payable, net	$2,736,904

NOTE G – EQUIPMENT LOAN AND CAPITAL LEASE PAYABLE

The Company has entered into various equipment loans with an equipment manufacturer in connection with the CalX acquisition, pursuant to which we acquired equipment with an aggregate principal value of approximately $582,709. The equipment loans require payments over 37-60 months at a fixed interest rate from 1.99% to 4.78%. The Company’s obligations under these contracts are collateralized by the equipment purchased.

The Company also has a capital lease agreement, which was assumed in connection with the CalX acquisition. The capital lease has a remaining term of 18 months for mining equipment, which is included as part of property, plant and equipment. Depreciation related to capital lease assets is included in depreciation expense. Future payments on capital lease obligations are as follows:

Fiscal year ended September 30:

2019	$40,852
2020	10,471
Total future minimum lease payments	$51,323

NOTE H – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $201,566 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $1,665,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

NOTE I – SHAREHOLDERS’ DEFICIT

Reverse Stock Split

On September 4, 2015, the Company implemented a reverse stock split of all of its authorized and issued and outstanding shares of Class B Common Stock in ratio of one-for-twenty. All historical and per share amounts have been adjusted to reflect the reverse stock split.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At September 30, 2018, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At September 30, 2018, the Company had 35,785,858 shares issued and outstanding of Class A Common Stock and 3,291,536 and 2,967,712 shares issued and outstanding of Class B Common Stock, respectively.

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

During the three months ended September 30, 2018, accredited investors exercised warrants to purchase 114,705 shares of Class B Common Stock for which the Company received $1,400,000 in gross proceeds. During the same period, RMR Aggregates entered into a subscription agreement with an accredited investor to issue and sell 5,263 shares of RMR Aggregates common stock, this issuance and sale generated gross proceeds of $2,500,000. The Company used proceeds from the sale and available cash for the repayment of outstanding indebtedness.

NOTE J – SELLING GENERAL AND ADMINISTRATIVE COSTS

Selling general and administrative costs for the six month period increased from $2,681,434 in September of 2017 to $3,152,278 in September of 2018. Increases in salaries, employee benefits, marketing, stock based compensation and consulting fees were primarily responsible for this increase.

NOTE K – INTEREST EXPENSE

The interest expense for the six months ended September 30, 2018 is primarily the result of a note payable of $2,250,000 entered into October 3, 2016.

NOTE L – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, accredited investors exercised warrants to purchase 136,672 shares of the Company’s Class B common stock at an exercise price of $15.00.

On October 3, 2018, RMR Aggregates used proceeds from the sale of common stock and available cash for the repayment of CVA’s Note principal outstanding balance. In connection with CVA’s Note being paid in full in accordance with the Note Purchase Agreement, CVA converted all of its RMRA Shares into Class B common stock of the Company in December 2018.

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

During January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly-owned subsidiary to acquire and develop a rail terminal and services facility (“Rail Park”). Rail Land Company purchased 620 acres of real estate located in Bennett, Colorado. The acreage is in the process of being entitled and rezoned for the development of the Rail Park. The Company’s development of the Rail Park is intended to expand the Company’s customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services.

Results of Operations

Comparison of the Three and Six-Month Periods Ended September 30, 2018 and September 30, 2017

Revenues

Our revenues for the three and six-month periods ended September 30, 2018 were $1,326,529 and $1,656,143, respectively. This compares to revenue for the three and six month periods September 30, 2017 of $270,346 and $499,024, respectively.

Cost of Goods Sold

Our cost of goods sold for the three and six-month periods ended September 30, 2018 were $232,015 and $551,869, respectively. This compares to cost of goods sold for the three and six month period September 30, 2017 of $201,654 and $392,673, respectively.

Operating Expenses

Our operating expenses for the three and six-month periods ended September 30, 2018 were $1,740,429 and $3,152,278, respectively. This compares to operating expenses for the three and six-month periods ended September 30, 2017 of $1,532,446 and $2,681,434, respectively. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs, salaries and wages, and depreciation and amortization.

Interest Expense (Income), net

Our interest expense, net for the three and six-month periods ended September 30, 2018 was $261,960 and $497,735, respectively, compared to $180,428 and $344,237 of interest expense for the three and six-month periods ended September 30, 2017, respectively. The increase in interest expense was attributed to a $2,250,000 note payable issued to an accredited investor in October 2016. This note payable was paid off on October 3, 2018.

Net Loss Attributable to RMR Industrials, Inc.

Our net loss for the three and six-month periods ended September 30, 2018 was $805,632 and $2,374,747 respectively. This compares to a net loss for the three and six-month periods ended September 30, 2017 of $1,594,790 and $2,821,074, respectively.

Liquidity and Capital Resources

As of September 30, 2018, we had current assets of $4,130,531, total current liabilities of $3,179,939 and working capital of $950,592. We have incurred an accumulated loss of $29,797,966 since inception. Our independent auditors issued an audit opinion for our financial statements for the fiscal year ended March 31, 2018, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are $100,000 per month. As evidenced by approximately $1.9 million of our current liabilities being owed to related parties, we have relied historically on related parties to sustain the Company’s operations. In order to successfully execute our business plan, the net proceeds of a $10-20 million offering will be required to finance our planned acquisition and for general working capital purposes.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through September 30, 2018 totaling $29,797,966 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the fiscal year ended March 31, 2018 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Our principal executive officer and principal financial officer concluded that as of September 30, 2018, the following material weaknesses existed:

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of September 30, 2018. Because the remedial actions may require hiring of additional personnel, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 During the three months ended September 30, 2018, accredited investors exercised warrants to purchase 114,705 shares of Class B Common Stock for which the Company received $1,400,000 in gross proceeds.

In September 2018, RMR Aggregates entered into a subscription agreement with an accredited investor to issue and sell RMR Aggregates common stock. The issuance and sale of 5,263 shares of RMR Aggregates common stock generated gross proceeds of $2,500,000. The Company used the proceeds from the sale and available cash for the repayment of outstanding indebtedness. The sale and issuance of shares was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offerings under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

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

RMR Industrials, Inc.

DATED: February 20, 2019	By:	/s/ Heidi Kelly
Heidi Kelly
Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

