Form 10-Q
period 2018-12-31
RMR Industrials, Inc.
filed 2019-10-16
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

(720) 614-5213

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common stock $.0001 par value	N/A	N/A

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

As of September 12, 2019, the registrant had 35,785,858 shares of Class A Common Stock, 3,907,252 shares of Class B Common Stock outstanding and 9.5 shares of Preferred Stock outstanding.

RMR INDUSTRIALS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, achievements, or industry results, expressed or implied by such forward-looking statements. Such uncertainties and risks include those discussed in the “Risk Factors” and similar sections of our Annual Report on Form 10-K for the year ended March 31, 2018 and our other filings with the Securities and Exchange Commission, all of which are incorporated by reference herein. Forward-looking statements appear in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Quarterly Report.

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events except as otherwise required by law.

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

2

RMR INDUSTRIALS, INC.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RMR INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2018

Page(s)
Unaudited Condensed Consolidated Balance Sheets as of December 31, 2018 and March 31, 2018	F-1

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017	F-2

Unaudited Statement of Changes in Stockholder Equity for the nine months ended December 31, 2018	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

4

RMR Industrials, Inc.

Unaudited Condensed Consolidated Balance Sheets

	December 31, 2018	March 31, 2018
ASSETS
Current assets
Cash	$1,727,400	$814,621
Accounts receivable	50,211	79,630
Inventory	63,121	54,290
Prepaid expenses	122,686	48,844
Restricted cash	111,527	196,181
Total current assets	2,074,945	1,193,566

Land under development	4,843,237	3,594,928
Property, plant, and equipment, net	3,337,624	3,826,512
Asset retirement obligation	39,609	41,283
Intangible assets, net	41,000	41,000
Other noncurrent assets	59,372	26,830
Total assets	$10,395,787	$8,724,119

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$616,633	$607,635
Accounts payable, related party	110,000	201,566
Accrued liabilities	115,056	114,361
Accrued liabilities, related party	1,435,000	2,290,000
Capital lease payable, current	41,263	40,045
Equipment loan payable, current	132,724	183,545
Total current liabilities	2,450,676	3,437,152

Note payable, net of discount	-	2,247,213
Capital lease payable, noncurrent	-	31,101
Equipment loan payable, noncurrent	246,852	283,128
Deferred rent	21,371	14,717
Accrued reclamation liability	55,172	51,409
Total liabilities	2,774,071	6,064,720

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on December 31, 2018 and March 31, 2018, respectively.	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized, 3,907,252 and 2,868,967 shares issued and 3,175,634 and 2,703,967 outstanding on December 31, 2018 and March 31, 2018, respectively.	3,915	2,869
Additional paid-in capital	40,339,888	30,237,968
Accumulated deficit	(32,868,172)	(27,429,017)
Noncontrolling interest	110,299	(188,207)
Total stockholders’ deficit	$7,621,716	$2,659,399
Total liabilities and stockholders’ deficit	$10,395,787	$8,724,119

The accompanying notes are an integral part of these financial statements.

RMR Industrials, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three	For the nine	For the three	For the nine
	months ended	months ended	months ended	months ended
	December 31, 2018	December 31, 2018	December 31, 2017	December 31, 2017
Revenue	$308,186	$1,964,969	$289,214	$788,238
Cost of goods sold	287,901	840,410	262,105	654,778
Gross profit	20,285	1,124,559	27,109	133,460
Selling, general and administrative (includes depreciation, depletion and amortization)	3,115,163	6,267,829	1,382,517	4,063,951
Loss from operations	3,094,878	5,143,270	1,355,408	3,930,491
Interest income (expense), net	(13,049)	(510,234)	(192,213)	(536,450)
Loss before income tax provision	3,107,927	5,653,504	1,547,621	4,466,941
Income tax expense	-	-	1,772	4,972
Net loss	3,107,927	5,653,504	1,549,393	4,471,913
Add: Net loss attributed to noncontrolling interest	37,721	170,992	60,149	161,595
Net loss attributable to RMR Industrials, Inc.	$3,070,206	$5,482,512	1,489,244	4,310,318

Basic and diluted loss attributable to RMR Industrials, Inc. per common share	$(0.64)	$(1.16)	$(0.46)	$(1.40)

Weighted average shares outstanding	4,834,690	4,722,340	3,257,660	3,081,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMR Industrials, Inc.

Statement of Changes in Stockholder Equity (Unaudited)

	Common Stock Class A		Common Stock Class B		Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, March 31, 2017	35,785,858	$35,786	1,202,623	$1,203	$5,664,378	$(9,460,492)	$55,038	$(3,704,087)
Issuance of common stock under subscription agreement	—	—	60,060	60	699,940	—	—	700,000
Stock-based compensation from stock options	—	—	—	—	68,877	—	—	68,877
Net loss for the three months ended June 30, 2017	—	—	—	—	—	(1,387,143)	105,819	(1,281,324)
Balance, June 30, 2017	35,785,858	35,786	1,262,683	1,263	6,433,195	(10,847,635)	160,857	(4,216,534)
Issuance of common stock under subscription agreement	—	—	64,607	64	799,952	—	—	800,016
Issuance of common stock for services	—	—	—	—	149,990	—	—	149,990
Issuance of restricted common shares for compensation	—	—	—	—	361,349	—	—	361,349
Stock-based compensation from stock options	—	—	—	—	(188,174)	—	—	(188,174)
Net loss for the three months ended September 30, 2017	—	—	—	—	—	(1,433,931)	(207,265)	(1,641,196)
Balance, September 30, 2017	35,785,858	35,786	1,327,290	1,327	7,556,312	(12,281,566)	(46,408)	(4,734,549)
Issuance of common stock under subscription agreement	—	—	141,077	141	1,799,846	—	—	1,799,987
Issuance of common stock for services	—	—	—	—	174,978	—	—	174,978
Issuance of restricted common shares for compensation	—	—	—	—	1,725,000	—	—	1,725,000
Stock-based compensation from stock options	—	—	—	—	(1,557,123)	—	—	(1,557,123)
Net loss for the three months ended December 31, 2017	—	—	—	—	—	(1,489,244)	(60,149)	(1,549,393)
Balance, December 31, 2017	35,785,858	$35,786	1,468,367	$1,468	$9,699,013	$(13,770,810)	$(106,557)	$(4,141,100)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMR Industrials, Inc.

Statement of Changes in Stockholder Equity (Unaudited)(Continued)

	Common Stock Class A		Common Stock Class B		Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, March 31, 2018	35,785,858	$35,786	2,868,967	$2,869	$30,237,968	$(27,429,017)	$(188,207)	$2,659,399
Issuance of common stock for exercise of a warrant	—	—	209,040	209	3,123,468	—	—	3,123,677
Issuance of restricted common shares for compensation	—	—	145,000	145	(145)	—	—	—
Stock-based compensation from stock options	—	—	—	—	344,386	—	—	344,386
Net loss for the three months ended June 30, 2018	—	—	—	—	—	(1,563,358)	(74,506)	(1,637,864)
Balance, June 30, 2018	35,785,858	35,786	3,223,007	3,223	33,705,677	(28,992,375)	(262,713)	4,489,598
Issuance of restricted common shares for compensation	—	—	63,824	64	(64)	—	—	—
Issuance of common stock under subscription agreement	—	—	54,705	55	649,945	—	—	650,000
Forfeiture of common stock	—	—	(50,000)	(50)	50			—
Stock-based compensation from restricted stock andoptions	—	—	—	—	354,524	—	—	354,524
Common stock issued by RMRA	—	—	—	—	1,875,000	—	625,000	2,500,000
Net loss for the three months ended September 30, 2018	—	—	—	—	—	(805,591)	(102,163)	(907,754)
Balance, September 30, 2018	35,785,858	35,786	3,291,536	3,292	36,585,132	(29,797,966)	260,124	7,086,368
Issuance of common stock under subscription agreement	—	—	196,672	197	2,799,883	—	—	2,800,080
Equity conversion of RMRA to RMRI common stock	—	—	150,000	150	111,954	—	(112,104)	—
Issuance of restricted common shares for compensation	—	—	257,794	265	(265)	—	—	—
Issuance of common stock for services			11,250	11	(11)
Forfeiture of common stock	—	—	—	—	—
Stock-based compensation from stock options	—	—	—	—	843,195	—	—	843,195
Net loss for the three months ended December 31, 2018	—	—	—	—	—	(3,070,206)	(37,721)	(3,107,927)
Balance, December 31, 2018	35,785,858	$35,786	3,907,252	$3,915	$40,339,888	$(32,868,172)	$110,299	$7,621,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMR Industrials, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended December 31, 2018	Nine months ended December 31, 2017
Cash flow from operating activities
Net loss	$(5,653,504)	$(4,471,913)
Depreciation and amortization expense	260,269	237,163
Stock-based compensation	1,542,063	734,921
Amortization of debt discount	363,130	339,665
Paid-in-kind interest	135,554	183,242
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable	29,418	(28,660)
Prepaid expenses	(73,842)	25,115
Inventory	(8,831)	(62,496)
Restricted cash	84,654	(134,041)
Deposits	(32,542)	-
Accounts payable	8,998	(371,144)
Accounts payable, related parties	(91,566)	750,000
Accrued liabilities	695	(284,113)
Accrued liabilities, related parties	(855,000)	587,500
Deferred rent	6,654	5,335
Net cash used in operating activities	(4,283,850)	(2,489,426)

Purchase of property, plant and equipment	(1,014,254)	(365,716)
Net cash used in investing activities	(1,014,254)	(365,716)

Payments on equipment loan	(87,097)	(127,952)
Payments on capital leases	(29,883)	(24,411)
Proceeds from shareholder deposit	-	(1,400,000)
Repayment of debt	(2,745,897)	-
Proceeds from issuance of Class B common stock	6,573,761	3,299,979
Proceeds from issuance of RMRA stock	2,500,000	-
Net cash provided by (used in) financing activities	6,210,883	(1,747,616)

Net (decrease) increase in cash	912,779	(1,107,526)

Cash at beginning of period	814,621	1,608,094
Cash at end of period	$1,727,400	$500,568

Supplemental cash flow information
Cash paid for interest	$10,428	$5,087
Cash paid for income taxes	$-	$1,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

RMR INDUSTRIALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE A – FORMATION, CORPORATE CHANGES, AND MATERIAL MERGERS AND ACQUISITIONS

On November 17, 2014, Rocky Mountain Resource Holdings, LLC, a Nevada limited liability company (the “Purchaser”), became the majority shareholder of Online Yearbook, a Nevada corporation, by acquiring 5,200,000 shares of common stock of Online Yearbook (the “Shares”), or 69.06% of the issued and outstanding shares of common stock, pursuant to stock purchase agreements with Messrs. El Maraana and Salah Blal. The Shares were acquired for an aggregate purchase price of $357,670. The Purchaser was the source of the funds used to acquire the Shares. In connection with Online Yearbook’s receipt of approval from the Financial Industry Regulatory Authority (“FINRA”), effective December 8, 2014, Online Yearbook amended its Articles of Incorporation to change its name from “Online Yearbook” to “RMR Industrials, Inc.”

RMR Industrials, Inc. (“we”, “us”, the “Company” or “RMRI”) is dedicated to operating industrial assets in the United States which include minerals, materials, and services. Our vision is to become a key provider of industrial materials and services in the Rocky Mountain region. We have a strategy to own, operate, develop, acquire and vertically integrate complementary industrial businesses.

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

For financial reporting purposes, the Merger represented a “reverse merger” rather than a business combination and RMR IP was deemed to be the accounting acquirer in the transaction. Consequently, the assets and liabilities and the historical operations reflected in the Company’s financial statements post-Merger are those of RMR IP. The Company’s assets, liabilities and results of operations have been consolidated with the assets, liabilities and results of operations of RMR IP after consummation of the Merger, and the historical financial statements of the Company before the Merger were replaced with the historical financial statements of RMR IP before the Merger in all post-Merger filings with the Securities and Exchange Commission (the “SEC”).

On July 28, 2016, we formed RMR Aggregates, Inc., a Colorado corporation (“RMR Aggregates”), as our wholly-owned subsidiary. RMR Aggregates was formed to hold assets primarily relating to the mining and processing of industrial minerals for the manufacturing, construction, and agriculture sectors.  These minerals include limestone, aggregates, marble, silica, barite, and sand.

On October 12, 2016, RMR Aggregates acquired substantially all of the assets of CalX Minerals, LLC, a Colorado limited liability company (“CalX”), through an Asset Purchase Agreement. Pursuant to the terms of the Asset Purchase Agreement, RMR Aggregates purchased substantially all of the assets associated with the Mid-Continent Limestone Quarry on 41 BLM unpatented placer mining claims in Garfield County, Colorado, including the mining claims, improvements, access rights, water rights, equipment, inventory, contracts, permits, certain intellectual property rights, and other tangible and intangible assets associated with the limestone mining operation.

On January 3, 2017, we amended the Articles of Incorporation of RMR IP, Inc. to rename the corporation RMR Logistics, Inc. (“RMR Logistics”). RMR Logistics operates as a wholly-owned subsidiary of the Company and provides transportation and logistics services.

During January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly-owned subsidiary to acquire and develop a rail terminal and services facility (“Rail Park”). Rail Land Company purchased an acreage position in Bennett, Colorado. The acreage is in the process of being entitled and rezoned for the development of the Rail Park.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the period ended December 31, 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with SEC Regulation S-X Rule 8-03. The unaudited condensed consolidated financial statements include the financial condition and results of operations of RMR Logistics and Rail Land Company as well as our majority-owned subsidiary RMR Aggregates, and intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2018 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to the period are unaudited.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the accompanying unaudited interim condensed consolidated financial statements. These consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2018, the Company had cash of $1,727,400 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Inventory

Inventory, which primarily represents finished goods, packaging and fuel, is valued at the lower of cost (average) or net realizable value.

Other noncurrent assets

Other noncurrent assets consist of two security deposits in connection with our office leases in Denver and Los Angeles.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable material, future commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

As of March 31, 2018, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue from those resources has been excluded from the cash flow assumptions. Accordingly, recoverability of the long-lived assets’ capitalized cost is based primarily on estimated salvage values or alternative future uses.

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

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Accounting for Asset Retirement Obligations and Accrued Reclamation Liability

The Company provides for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is identified, if a reasonable estimate of fair value can be made. The associated fair value of asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Costs are estimated in current dollars, inflated until the expected time of payment using an inflation rate of 2.15%, and then discounted back to present value using a credit-adjusted rate of reflect the Company’s credit rating.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration of the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as December 31, 2018 that were excluded from the calculation of diluted loss per common share.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company's assets and liabilities and their financial statement reported amounts. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date.

F-8

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will result in lessees recognizing most leases on the balance sheet. Lessees will be required to disclose more quantitative and qualitative information about their leases than current U.S. GAAP requires. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are beginning to compile all operating and capital leases to assess the impact of adopting this standard.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

NOTE C – ACCOUNTS RECEIVABLE

Accounts Receivable at December 31, 2018 was $50,211 compared to $79,630 at March 31, 2018. The decrease is due to a decrease in production and product demand. No allowance is recorded, as all items are current.

NOTE D – INVENTORY

Inventory, which primarily represents finished goods, packaging and fuel, are valued at the lower of cost (average) or market.  Finished goods and propane and fuel were not inventoried at December 31, 2018 due to immateriality.

	December 31, 2018	March 31, 2018
Blasted Rock	$50,638	$37,157
Finished Goods	$2,048	$3,180
Packaging	$6,935	$9,614
Propane and Fuel	$3,500	$4,339
Total	$63,121	$54,290

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

The Company’s net loss and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements for the nine months ended December 31, 2018 do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company may never become profitable, and if it does, it may not be able to sustain profitability on a recurring basis.

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

F-9

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its business plan and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continued development of its business, maintaining its good standing and making the requisite filings with the SEC, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, the Company has mostly relied upon funds from the sale of shares of stock and from acquiring loans to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock and proceeds from related party debt. For the coming year, the Company plans to continue to fund its activities through debt and securities issuances until it generates enough revenue to sustain its operations.

NOTE F – NOTE PAYABLE

On October 3, 2016, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with RMR Aggregates and Central Valley Administrators Inc., a Nevada corporation (“CVA”). Pursuant to the terms of the Note Purchase Agreement, RMR Aggregates sold to CVA, and CVA purchased from RMR Aggregates, a 10% promissory note in an aggregate principal amount of $2,250,000 (the “Note”). The Note matured on October 3, 2018. Effective on that date, RMR Aggregates used proceeds from the sale of common stock and available cash for the repayment of the principal amount of the Note. In connection with the Note being paid in full in accordance with the Note Purchase Agreement, CVA converted all of its 20,000 shares of RMR Aggregates common stock into 20,000 shares of the Company’s Class B common stock in December 2018.

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

The Company also has a capital lease agreement which was assumed in connection with the CalX acquisition. The capital lease has a remaining term of 12 months for mining equipment, which is included as part of property, plant and equipment. Depreciation related to capital lease assets is included in depreciation expense. Future payments on capital lease obligations are as follows:

Fiscal year ended December 31, 2018:

2019	$41,263
2020	-
Total future minimum lease payments	$41,263

NOTE H – TRANSACTIONS WITH RELATED PARTIES

Since inception, the Company accrued $110,000 in amounts owed to related parties for services performed or reimbursement of costs on behalf of the Company. In addition, the Company has accrued $1,435,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

NOTE I – SHAREHOLDERS’ DEFICIT

Reverse Stock Split

On September 4, 2015, the Company implemented a reverse stock split of all of its authorized and issued and outstanding shares of Class B Common Stock in ratio of one-for-twenty. All historical and per share amounts have been adjusted to reflect the reverse stock split.

F-10

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At December 31, 2018, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock and 100,000,000 shares of Class B Common Stock. At December 31, 2018, the Company had 35,785,858 shares of Class A Common Stock issued and outstanding and 3,907,252 and 2,868,967 shares of Class B Common Stock issued and 3,175,634 and 2,703,967 shares of Class B Common Stock outstanding, respectively.

The holders of Class A Common Stock have the right to vote on all matters on which stockholders have the right to vote. The holders of Class B Common Stock have the right to vote solely on matters where the vote of such holders is explicitly required under Nevada law.  The holders of Class A Common Stock and Class B Common stock have equal distribution rights, provided that distributions made in the form of securities shall be made in either identical securities or securities with similar voting characteristics.  The holders of Class A Common Stock and Class B Common Stock will be entitled to receive identical per-share consideration upon a merger, conversion or exchange of the Company with another entity, and will have equal rights upon a dissolution, liquidation or winding-up of the Company.

Pursuant to an Equity Conversion Agreement between CVA, RMR Aggregates and RMRI dated December 13, 2018, CVA elected to exercise its right to convert its common stock of RMR Aggregates into shares of RMRI Class B Common Stock at a ratio of 1.0 share of RMR Aggregates common stock to 7.5 shares of RMRI Class B Common Stock. On January 3, 2019, CVA received 150,000 shares of RMRI Class B Common Stock pursuant to such exercise.

During the nine months ended December 31, 2018, accredited investors exercised warrants to purchase 460,417 shares of Class B Common Stock for which the Company received $6,573,761 in gross proceeds. During the same period, RMR Aggregates entered into a subscription agreement with an accredited investor to issue and sell 5,263 shares of RMR Aggregates common stock; this issuance and sale generated gross proceeds of $2,500,000. The Company used proceeds from the sale and available cash for the repayment of outstanding indebtedness.

NOTE J – SELLING, GENERAL AND ADMINISTRATIVE COSTS

Selling, general and administrative costs for the nine-month period ended December 31, 2018 increased from $4,063,951 in December 2017 to $6,267,829 in December 2018. Increases in salaries, employee benefits, marketing, stock-based compensation and consulting fees were primarily responsible for this increase. Selling, general and administrative costs for the nine-month period ended December 31, 2018 also included a one-time charge of $1,142,772 to write off previously capitalized development costs as the Company is an exploration stage entity under applicable accounting guidance.

NOTE K – INTEREST EXPENSE

The interest expense for the nine months ended December 31, 2018 is primarily the result of a note payable of $2,250,000 entered into October 3, 2016.

On October 3, 2018, RMR Aggregates used proceeds from the sale of common stock and available cash for the repayment of the principal amount of CVA’s Note. In connection with CVA’s Note being paid in full in accordance with the Note Purchase Agreement, CVA converted all of its RMR Aggregates Shares into Class B common stock of the Company in December 2018.

NOTE L – SUBSEQUENT EVENTS

 On April 26, 2019, RMR Logistics, Inc., a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with H2K, LLC, a Colorado limited liability company (“the Seller”). The Seller owned and operated a business that provides trucking, hauling, paving, road building, dirt work, sewer line, and demolition services. Pursuant to an Asset Purchase Agreement with the Seller, RMR Logistics, Inc. purchased from Seller all furniture, fixtures, equipment, customer lists, and other property relating to the business for $2,200,000.

F-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements for purposes of U.S. federal securities laws. See “Cautionary Note Regarding Forward-Looking Statements”.

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

On December 8, 2014, we changed our name to “RMR Industrials, Inc.” in connection with a change in our business plan.

RMR Industrials, Inc. (“we”, “us”, the “Company” or “RMRI”) is dedicated to operating industrial assets in the United States which include minerals, materials, and services. Our vision is to become a key provider of industrial materials and services in the Rocky Mountain region. We have a strategy to own, operate, develop, acquire and vertically integrate complementary industrial businesses.

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

On July 28, 2016, we formed RMR Aggregates, Inc., a Colorado corporation (“RMR Aggregates”), as our wholly-owned subsidiary. RMR Aggregates was formed to hold assets primarily relating to the mining and processing of industrial minerals for the manufacturing, construction, and agriculture sectors.  These minerals include limestone, aggregates, marble, silica, barite, and sand.

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

Results of Operations

Comparison of the Nine and Nine-Month Periods Ended December 31, 2018 and December 31, 2017

Revenues

Our revenues for the three and nine-month periods ended December 31, 2018 were $308,186 and $1,964,969, respectively. This compares to revenue for the same periods ended December 31, 2017 of $289,214 and $788,238, respectively. The increase in revenues were driven by the increased tons sold from the Company’s Glenwood Springs mine.

Cost of Goods Sold

Our cost of goods sold for the three and nine-month periods ended December 31, 2018 were $287,901 and $840,401, respectively. This compares to cost of goods sold for the same periods ended December 31, 2017 of $262,105 and $654,778, respectively. The increase in costs related to increased production during the year.

Operating Expenses

Our operating expenses for the three and nine-month periods ended December 31, 2018 were $3,115,163 and $6,267,829, respectively. This compares to operating expenses for the same periods ended December 31, 2017 of $1,382,517 and $4,063,951, respectively. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs, salaries and wages, and depreciation and amortization. The increase was due to increased head count coupled with costs incurred by the Company in relation to the Company’s rail park development.

Interest Expense (Income), net

Our interest expense, net for the three and nine-month periods ended December 31, 2018 was $13,049 and $510,234, respectively, compared to $192,213 and $536,450 of interest expense for the same periods ended December 31, 2017, respectively. The increase in interest expense was attributed to a $2,250,000 note payable issued to an accredited investor in October 2016. This note was paid off on October 3, 2018.

Net Loss Attributable to RMR Industrials, Inc.

Our net loss for the three and nine-month periods ended December 31, 2018 was $3,107,927 and $5,653,504 respectively. This compares to a net loss for the same periods ended December 31, 2017 of $1,549,393 and $4,471,913, respectively.

Liquidity and Capital Resources

As of December 31, 2018, we had current assets of $2,074,945, total current liabilities of $2,450,676 and working capital of $(375,731). We have incurred an accumulated loss of $32,868,172 since inception. Our independent auditors issued an audit opinion for our financial statements for the fiscal year ended March 31, 2018 which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are approximately $700,000 per month. As evidenced by approximately $1.5 million of our current liabilities being owed to related parties, we have relied historically on related parties to sustain the Company’s operations. In order to successfully execute our business plan, the net proceeds of a $10-20 million offering will be required to finance our planned acquisition and for general working capital purposes.

We do not generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to our business plan which contemplates future acquisitions. We anticipate generating losses at least through the 2019 fiscal year. We anticipate that we will be able to raise sufficient amounts of working capital in the near term through debt or equity offerings as may be required to meet short-term obligations.

Other than as stated above, we currently do not have any arrangements for additional financing, and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program, and, further in the future, achieving a profitable level of operations. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada. There are no assurances that we will be able to raise the required working capital on favorable terms, in a timely manner or at all. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

Going Concern

We have incurred net losses since our inception on October 15, 2014 through December 31, 2018 totaling $32,868,172 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the fiscal year ended March 31, 2018 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure that our condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer) have concluded that as of December 31, 2018, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented. Accordingly, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting, which resulted in untimely financial statement filings.

Remediation of Internal Control Deficiencies and Expenditures

We are developing a plan to address this material weakness, which includes hiring qualified accounting personnel and establishing a formal audit committee. We are uncertain at this time of the costs necessary to remediate the material weakness. Once implemented, remedial controls will have to be in place for at least several quarters before management is able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2018, accredited investors exercised warrants to purchase 460,417 shares of Class B Common Stock for which the Company received $6,573,761 in gross proceeds.

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

RMR Industrials, Inc.

Date: October 15, 2019	By:	/s/ Chad Brownstein
Chad Brownstein
Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2019	By:	/s/ Heidi Kelly
Heidi Kelly
Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

