Form 10-K
period 2019-03-31
RMR Industrials, Inc.
filed 2020-01-03
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 0-55402

RMR Industrials, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-0750094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4601 DTC Blvd., Suite 130 Denver, Colorado	80237
(Address of principal executive office)	(Zip Code)

(720) 614-5213

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)..    Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2019 was N/A.

As of December 31, 2019, the Company had 35,785,858 Shares of Class A Common Stock and 4,448,919 Shares of Class B Common Stock, and 29.5 preferred shares outstanding.

i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not statements of historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, our achievements, or industry results, to be materially different from any future results, performance, levels of activity, achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report.

Our management has included projections and estimates in this report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Unless otherwise specified or required by context, as used in this Report, the terms "we," "our," "us" and the "Company" refer collectively to RMR Industrials, Inc. (“RMR”) and its wholly/majority-owned subsidiaries, RMR Aggregates, Inc., RMR Logistics, Inc., Rail Land Company, LLC, RMR Recycling, Inc., RMR Water, LLC and RMR Ready Mix, Inc.. Unless otherwise indicated, the term "common stock" refers to shares of our Class A Common Stock and Class B Common Stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

ii

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

AND USE OF CERTAIN MINING TERMS

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7, Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations (“Guide 7”), because we do not have reserves as defined under Guide 7.  Reserves are defined in Guide 7 as that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.  The establishment of reserves under Guide 7 requires, among other things, certain spacing of exploratory drill holes to establish the required continuity of mineralization and the completion of a detailed cost or feasibility study.  Since we have no reserves as defined in Guide 7, we have not exited the exploration stage and continue to report our financial information as an exploration stage entity as required under relevant accounting principles.  We will remain an exploration stage company under Guide 7 until such time as we demonstrate reserves in accordance with the criteria in Guide 7.

Since we have no reserves, we will expense all mine construction costs, even though these expenditures are expected to have a future economic benefit in excess of one year.  We will also expense our reclamation and remediation costs at the time the obligation is incurred.  Companies that have reserves and have exited the exploration stage typically capitalize these costs, and subsequently amortize them on a units-of-production basis as reserves are mined, with the resulting depletion charge allocated to inventory, and then to cost of sales as the inventory is sold.  As a result of these and other differences, our financial statements will not be comparable to the financial statements of mining companies that have established reserves and have exited the exploration stage.

We use certain terms in this report such as “production,” “mining or processing activities,” and “mine construction.”  Production means the estimated quantities (tonnage) delivered or shipped to our customers, which may result in disclosure of related limestone and dolomite sales.  Mining or processing activities means the process of extracting limestone and dolomite from the earth and treating that material.  Mine construction means work carried out to access areas in the mine containing limestone and dolomite, which principally includes road construction, ramp construction and ancillary activities.  We use these terms in this report since we believe they are necessary and helpful for the reader to understand our business and operations.  However, we caution you that we do not have reserves and therefore have not exited the exploration stage as defined in Guide 7, and our use of the terminology described above is not intended to indicate that we have established reserves or have exited the exploration stage for purposes of Guide 7.  Furthermore, since we do not have reserves, we cannot provide any indication or assurance as to how long we will likely continue mining activities at our mine site or whether such activities will be profitable.

iii

PART I

Item 1.	Business

Overview

RMR’s predecessor entity was incorporated in August, 2012 as a Nevada corporation. We are an exploration stage company dedicated to operating industrial assets in the United States (U.S.) including minerals, materials and services. Our strategy is to become a key provider of industrial materials and services in the Rocky Mountain region. We utilize differentiated operational capabilities, which we believe will allow us to outperform conventional operators through diverse markets.

We have a strategy to own, operate, develop, acquire and vertically integrate complementary industrial businesses. The experienced management team of RMR has a multi-cycle track record of operating industrial resource businesses.

We operate the Mid-Continent Quarry in Garfield County, Colorado, producing chemical-grade calcium carbonate that currently services local and regional customers in a variety of end markets, including but not limited to mining, manufacturing, construction, and agriculture. The Mid-Continent Quarry, which is located outside the city of Glenwood Springs, consists of 44 unpatented mining claims owned by the Bureau of Land Management and controlled by RMR. The operation currently serves Arch Coal, local construction firms, and various city and county government construction projects. The quarry is currently undergoing an expansion and modernization effort. For the years ended March 31, 2019 and 2018, we produced and sold 34,060 and 35,890 tons of high-calcium limestone, respectively, from the Mid-Continent Quarry. Please reference “Cautionary Note Regarding Exploration Stage Status and Use of Certain Mining Terms” for disclosure concerning the current stage of our mineral explorations.

We are also actively developing Rocky Mountain Rail Park (the “Rail Park”), a dedicated rail-served industrial business park serving the greater Denver market. In February 2018, we acquired approximately 470 acres of land in Bennett, Colorado which serves as the foundation for the Rail Park. In the July of 2018 we exercised our option to acquire an additional approximately 150 acres for a total of 620 acres. The development acreage is in the process of being titled and rezoned for appropriate industrial use. The Company’s development of the Rail Park is intended to expand the customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services. We intend to be the permanent owner and operator of the Rail Park and once operational, the facility will seek to establish a new industrial hub for rail transportation and related services serving Adams County, Colorado and the greater Denver metropolitan area.

Rail freight capabilities allow the Mid-Continent Quarry’s products to access the Denver market, where demand for calcium carbonate is currently strong and supply is relatively limited. The market opportunity is primarily centered on front range infrastructure demands, but also includes fertilizer, animal feed, and multiple other industrial applications. According to the USGS Natural Aggregates Statistics and information the Denver metro area’s 2018 demand for construction aggregate was approximately 44 million metric tons per year, 33.1 million metric tons of sand and gravel and 13.9 million metric tons or crushed stone. The area experiences supply shortages in peak seasons, creating a natural market for our products. We believe we are well-positioned to benefit from this market environment.

In April 2019, RMR Logistics, Inc., a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with H2K, LLC, a Colorado limited liability company (the “Seller”) pursuant to which the Company acquired the Seller’s trucking, hauling, paving, road building, dirt work, sewer line, and demolition services operations for $2.2 million with $400,000 being deferred for one year from the date of acquisition.

In addition to developing and expanding our existing assets, we expect to supplement our growth with strategic acquisitions of related business and integrating these businesses to achieve economies of scale and synergies. We target companies in various sectors directed towards industrial and/or infrastructure applications, including but not limited to construction materials, industrial minerals, industrial resources, logistical solutions, and transportation.

Competitive Strengths

Our management team has extensive experience in investing in and operating natural resource assets. We believe our potential competitive strengths to be the following:

Application of Management Expertise. Our team has expertise in engineering, operations, finance and general management within the industrials resource sector.

Management Operating and Investing Experience.  Over the course of their careers, the members of our management team have developed a broad international network of contacts and corporate relationships which we believe will serve as a useful source of investment opportunities. The management team has applied its deep understanding of historical precedents in the natural resource markets to the development of our business and strategy. Some of our management team members have been working together for the last ten years, and over that time have assembled a team of industrial resources and investment professionals to pursue investments across the industry.

Revenues and Customers

For the year ended March 31, 2019, 73% of our consolidated revenue was from one customer. At March 31, 2019, approximately 73 % of our accounts receivable were due from the same customer.

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

Markets are typically local due to high transport costs and are generally fragmented, with numerous participants operating in localized markets. According to the 2018 U.S. Geological Survey Minerals Yearbook, the U.S. market for these products was estimated at approximately 2.2 billion tons in 2017 valued at $23.0 billion. Relative to other construction materials, such as cement, aggregates consumption is more heavily weighted towards public infrastructure and maintenance repair. However, the mix of end uses can vary widely by geographic location, based on the nature of construction activity in each market. Typically, three to six competitors comprise the majority market share in each local market because of constraints around the availability of natural resources and transportation. Regional competitors for construction aggregates in Colorado include Martin Marietta Materials, Inc., Albert Frei & Sons, Inc., Aggregate Industries, Brannan Sand & Gravel Co., LLC, L.G. Everist, Inc., and BURNCO.

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

There are typically significant barriers to entry into industrial mineral production due to the scarcity of economically viable resources from which to extract the minerals. Geographical location of the resource drives a large portion of the competitive advantages or disadvantages of an operation. Large companies in this sector include Imerys, W.R. Grace, and Minerals Technologies.

Environmental and Government Regulation

Our operations are and will be subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the protection of the environment and human health and to safety, including those pertaining to chemical manufacture and distribution, waste generation, storage and disposal, discharges to waterways, and air emissions and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to civil, criminal and administrative penalties, injunctions or both. We will devote significant financial resources to ensure compliance. We believe that we are in substantial compliance with all the applicable laws and regulations.

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

CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA” and “Superfund”, and comparable state laws generally impose joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of specified substances, including under CERCLA those designated as “hazardous substances.” These “potentially responsible parties” include the present and certain former owners or operators of the site where the release occurred and those that disposed or arranged for the disposal of the hazardous substance at the site. These liabilities can arise in association with the properties where operations were conducted, as well as disposal facilities where wastes were sent. Many states have adopted comparable or more stringent state statutes. In the course of our operations, we generated materials that fall within CERCLA’s definition of hazardous substances. We may be the owner or operator of sites on which hazardous substances have been released and may have generated hazardous substances that have been transported to or otherwise released upon offsite facilities. We may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released by previous owners or operators and offsite facilities to which our wastes were transported and for associated damages to natural resources.

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

Clean Water Act. The federal Clean Water Act imposes restrictions and strict controls regarding the discharge of pollutants, including dredged and fill materials into waters of the United States. Under the Clean Water Act, and comparable state laws, the government (and in the case of civil suits, private parties in certain circumstances) can bring actions for failure to comply with Clean Water Act requirements and enforce compliance through civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and of other pollutants. In the event of an unauthorized discharge of pollutants, we may be liable for penalties and subject to injunctive relief.

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

Greenhouse Gas Regulation. More stringent laws and regulations relating to climate change and greenhouse gases (GHGs) may be adopted in the future and could cause us to incur material expenses in complying with them. The EPA has begun to regulate GHGs as pollutants under the CAA. The EPA adopted rules to permit GHG emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs including the “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule,” requiring that the largest sources first obtain permits for GHG emissions. The United States Supreme Court, however, ruled in 2014 that the EPA did not have the authority to require permits for GHG emissions and also did not have the authority to adopt that rule. The EPA may not treat GHGs as an air pollutant for purposes of determining whether a source is a major source that is required to obtain a Prevention of Significant Deterioration or Title V permit. The Court did hold that if a source required a permit under the program because of other pollutants, the EPA had the authority to require that the source demonstrate that it would use the best available control technology to minimize GHG emissions that exceeded a minimal amount.

Because of the lack of any comprehensive legislation program addressing GHGs, the EPA is using its existing regulatory authority to promulgate regulations requiring reduction in GHG emissions from various categories of sources, starting with fossil fuel-fired power plants. Specifically, in June 2019, the EPA issued the final Affordable Clean Energy (“ACE”) rule, which, among other things, establishes emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. The ACE rule replaces the Clean Power Plan that the EPA had issued in 2015. There is a great deal of uncertainty as to how and when additional federal regulation of GHGs might take place. Some members of Congress have expressed the intention to promote legislation to curb the EPA’s authority to regulate GHGs. In addition to federal regulation, a number of states, individually and regionally, and localities also are considering implementing or have implemented GHG regulatory programs. These regional and state initiatives may result in so–called cap–and–trade programs, under which overall GHG emissions are limited and GHG emission “allowances” are then allocated and sold to and between persons subject to the program. These and possibly other regulatory requirements could result in our incurring material expenses to comply, for example by being required to purchase or to surrender allowances for GHGs resulting from other operations or otherwise being required to control or reduce emissions.

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

Available Information

We maintain a website at http://rmrholdings.com/ that contains additional information about our Company.

Employees

We currently have 21 full-time employees.

Item 1A.	Risk Factors

Risks Relating to Our Business

We have incurred losses in prior periods and may incur losses in the future.

We may not achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to proceed with our business plan and acquire existing businesses that manufacture and distribute chemicals and minerals. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Our business may fail, and investors may lose all of their investment in our Company.

We are a company with a limited operating history and our future profitability is uncertain. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our Company.

We anticipate that we will incur increased operating expenses prior to realizing significant revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that, if we are unable to generate significant revenues from the sale of our products in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail, and investors may lose all of their investment in our Company.

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

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

Our strategy is to grow primarily by acquiring additional businesses and product lines. We cannot give any assurance that we will be able to identify, acquire or profitably manage additional businesses and product lines. Financing for acquisitions may not be available, or may be available only at a cost or on terms and conditions that are unacceptable to us. Further, acquisitions may involve a number of special risks or effects, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities, impairment of acquired intangible assets and other one-time or ongoing acquisition-related expenses. Some or all of these special risks or effects could have a material adverse effect on our financial and operating results. In addition, we cannot assure you that acquired businesses or product lines, if any, will achieve anticipated revenues and earnings, or that we will not assume unanticipated liabilities.

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

The industries in which we operate are highly competitive. Among our competitors are some of the world's largest chemical companies that have their own raw material resources. Changes in the competitive landscape could make it difficult for us to retain our competitive position. In addition, some of the companies with whom we compete may be able to produce products more economically than we can. Furthermore, most of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development.

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

The Company will operate in competitive environment which gives rise to operating and market risk exposure.

The Company expects to sell a broad range of products and services in a competitive, environment, and to compete for sales on the basis of product quality, price, technology and customer service. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Company's results of operations.

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

In addition, volatility and disruption of financial markets could limit customers' ability to obtain adequate financing to maintain operations, which could result in a decrease in sales volume and have a negative impact on our results of operations. The Company's business operations may also give rise to market risk exposure related to changes in interest rates, commodity prices and other market factors such as equity prices.

Disruptions in production at our processing facilities, both planned and unplanned, may have a material impact on our business, results of operations and/or financial condition.

Manufacturing and mining facilities in our industry are subject to planned and unplanned production shutdowns and outages. Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other problems. Alternative facilities with sufficient capacity may not be available, may cost substantially more or may take a significant time to increase production or qualify with our customers, each of which could negatively impact our business, results of operations and/or financial condition. Long-term production disruptions may cause our customers to seek alternative supply which could further adversely affect our profitability.

We will expend large amounts of money for environmental compliance in connection with our operations.

We are subject to stringent regulations under numerous U.S. federal, state, local and foreign environmental, health and safety laws and regulations relating to, among other things, the generation, storage, handling, discharge, disposition and stewardship of hazardous wastes and other materials. We will expend substantial funds to comply with such laws and regulations and have established a policy intended to minimize our emissions to the environment. Nevertheless, legislative, regulatory and economic uncertainties (including existing and potential laws and regulations pertaining to climate change) make it difficult for us to project future spending for these purposes and if there are changes to applicable regulatory requirements, we may be required to expend substantial additional funds to remain in compliance.

We are subject to environmental clean-up costs, fines, penalties and damage claims that have been and continue to be costly.

We are subject to the risk of lawsuits and regulatory actions in connection with current and former operations (including divested businesses) for breaches of environmental laws or regulations or in connection with clean-up obligations. Lawsuits and investigations may be initiated by public or private parties under various environmental laws, including with respect to off-site disposal at facilities where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly referred to as CERCLA, or similar laws.

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

Some of our operations involve the handling of hazardous materials that may pose a risk of fire, explosion, or the release of hazardous substances. Such events could result from terrorist attacks, natural disasters, or operational failures, and might cause injury or loss of life to our employees and others, environmental contamination, and property damage. These events could lead a temporary shutdown of an affected plant, or portion thereof, and we could be subject to penalties or claims as a result. A disruption of our operations caused by these or other events could have a material adverse effect on our results of operations.

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

Our founders, who also comprise a majority of the Company’s management team, have significant ownership of the Company, including a majority of our voting stock. This gives them the ability to control most, if not all, Company decisions.

Our directors and executive officers as a group own, directly or indirectly, approximately 57% of the Company Class A Common Stock (the Company’s voting capital stock), effectively giving them voting control on most, if not all, decisions submitted to a shareholder vote, including the election of our directors and mergers and other major transactions. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of the Company even when such a change of control would be in the best interests of the Company’s other shareholders. Accordingly, other investors will have little voice in our management decisions and will exercise very little control over us. In addition, the applicable sections of the Nevada Revised Statutes provide that certain actions must be approved by a specified percentage of shareholders. In the event that the requisite approval of shareholders is obtained, dissenting shareholders would be bound by such vote. Accordingly, no persons should purchase any shares unless they are willing to entrust all aspects of control to our management.

Indemnification rights held by our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

The indemnification obligations provided in our articles of incorporation and our bylaws to our directors and officers could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our shareholders. We may also provide indemnification rights to our employees with similar results.

Trading in our stock is subject to regulatory restrictions that limit a shareholder’s ability to buy and sell our stock.

There is currently no active trading market for our stock, and applicable SEC and other rules may prevent such a market from developing. For example:

•	Our stock is categorized as a “penny stock” under applicable SEC rules. SEC rules impose certain sales practice requirements on broker-dealers who sell penny stocks that do not apply to other securities, including a requirement that a broker-dealer deliver a standardized risk disclosure document prior to completing a transaction in a penny stock. Similarly, FINRA places certain restrictions on transactions involving low-priced securities, including our common stock. Our common stock is not listed on any national securities exchange, and it does not currently qualify for listing on any major exchange, including the New York Stock Exchange or Nasdaq.
•	We have not timely filed all reports required to be filed by the rules of the SEC, which limits the ability of shareholders to sell our common stock in unregistered transactions in reliance on SEC Rule 144.

Each of these factors limits liquidity in the market for our common stock, and may therefore make it more difficult for our shareholders to sell their stock. The lack of trading in our stock may in turn make it more difficult for us to raise capital through issuances of stock, as potential investors may be reluctant to invest given the difficulties they may face if they later choose to sell the stock they purchase.

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

Our articles of incorporation authorize the issuance of up 2,150,000,000 shares, of which 2,000,000,000 are shares of Class A Common Stock, par value $0.001 per share, 100,000,000 are shares of Class B Common Stock, par value $0.001 per share, and 50,000,000 are shares of Preferred Stock, par value $0.001 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our Company.

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

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties – Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations

Our principal executive offices are located in Denver, Colorado where we lease approximately 4,648 square feet under an arrangement that expires in February 2022. In Beverly Hills, California we lease approximately 2,238 square feet of office space for management, sales and support staff under an arrangement that expires in January 2022. The Company feels that this space is sufficient until the Company significantly expands operations. The Company through its subsidiary Rail Land Company owns an approximate 620-acre parcel of real property located in Bennett, Colorado. The Company’s development of the Rail Park is intended to expand the customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services

Please reference “Cautionary Note Regarding Exploration Stage Status and Use of Certain Mining Terms” in Item 1 related to stage of our mineral explorations, all of which are without reserves, as defined by Guide 7.

Background

RMR, through its subsidiary, RMR Aggregates, Inc., owns 44 mining claims on Bureau of Land Management (BLM) property in Garfield County, Colorado. The mining claims encompass 880 acres (20 acres each) and are for chemical grade limestone found within the Leadville Limestone formation. RMR purchased the mining claims and the associated mining facilities and equipment from CalX Minerals in October of 2016.

The mineral rights are controlled through unpatented mining claims, the extents of which are shown on Figure 1. RMR has the legal right to enter through the provisions of the 1872 Mining Law. The claims grant RMR the right to remove the minerals within each claim under a Plan of Operations which must be approved by the BLM. RMR does not have any surface rights or surface ownership with the claims. However, RMR may conduct surface activities and install structures on the surface so long as the approved Plan of Operations allows. There is no set duration or term to the mining claims. RMR retains the rights to the mining claims through the payment of claim renewal fees, to the BLM, in September of each year. Each of the 44 claims requires a renewal fee payment of $165 per claim. RMR is responsible for paying these claim renewal fees each year. All claims are listed below in Table 1.

There are no active plans for future exploration.

Claim Name	Claim No. (CMC-)	Loc. Date	Township	Range	Sec.	Description
Cascade No. 1	251537	5/10/2001	5 South	88 West	31	E/2NE/4SW/4
Cascade No. 2	251538	5/10/2001	5 South	88 West	31	W/2NE/4SW/4
Cascade No. 3	251539	5/10/2001	5 South	88 West	31	W/2SE/4SW/4
Cascade No. 4	251540	5/10/2001	5 South	88 West	31	E/2SE/4SW/4
Chemin No. 1	251541	5/10/2001	5 South	89 West	36	E/2NE/4SE/4
Chemin No. 2	251542	5/10/2001	5 South	89 West	36	W/2NE/4SE/4
Chemin No. 3	251543	5/10/2001	5 South	89 West	36	E/2NW/4SE/4
Chemin No. 4	251544	5/10/2001	5 South	89 West	36	W/2NW/4SE/4
Chemin No. 5	251545	5/10/2001	5 South	89 West	36	W/2SE/4SE/4
Chemin No. 6	251546	5/10/2001	5 South	89 West	36	E/2SW/4SE/4
Chemin No. 7	251547	5/10/2001	5 South	89 West	36	W/2SW/4SE/4
Storm Queen No. 1	276917	12/15/2008	5 South	89 West	36	W/2NW/4NE/4
Storm Queen No. 2	276918	12/15/2008	5 South	89 West	36	E/2NW/4NE/4
Storm Queen No. 3	276919	12/15/2008	5 South	89 West	36	W/2NE/4NE/4
Storm Queen No. 4	276920	12/15/2008	5 South	89 West	36	E/2NE/4NE/4
Storm Queen No. 5	276921	12/15/2008	5 South	88 West	31	W/2NW/4NW/4
Storm Queen No. 6	276922	12/15/2008	5 South	88 West	31	E/2NW/4NW/4
Storm Queen No. 7	276923	12/15/2008	5 South	88 West	31	W/2NE/4NW/4
Storm Queen No. 8	276924	12/15/2008	5 South	89 West	36	E/2SE/4NW/4
Storm Queen No. 9	276925	12/15/2008	5 South	89 West	36	W/2SW/4NE/4
Storm Queen No. 10	276926	12/15/2008	5 South	89 West	36	E/2SW/4NE/4
Storm Queen No. 11	276927	12/15/2008	5 South	89 West	36	W/2SE/4NE/4
Storm Queen No. 12	276928	12/15/2008	5 South	89 West	36	E/2SE/4NE/4
Storm Queen No. 13	276929	12/15/2008	5 South	88 West	31	W/2SW/4NW/4
Storm Queen No. 14	276930	12/15/2008	5 South	88 West	31	E/2SW/4NW/4
Storm Queen No. 15	276931	12/15/2008	5 South	88 West	31	W/2SE/4NW/4
Storm Queen No. 16	276932	12/15/2008	5 South	89 West	36	W/2NE/4SW/4
Storm Queen No. 17	276933	12/15/2008	5 South	89 West	36	E/2NE/4SW/4
Storm Queen No. 18	276934	12/15/2008	5 South	88 West	31	W/2NW/4SW/4
Storm Queen No. 19	276935	12/15/2008	5 South	88 West	31	E/2NW/4SW/4
Storm Queen No. 20	276936	12/15/2008	5 South	89 West	36	W/2SE/4SW/4
Storm Queen No. 21	276937	12/15/2008	5 South	89 West	36	E/2SE/4SW/4
Storm Queen No. 22	276938	12/15/2008	5 South	89 West	36	E/2ES/4SE/4
Storm Queen No. 23	276939	12/15/2008	5 South	88 West	31	W/2SW/4SW/4
Storm Queen No. 24	276940	12/15/2008	5 South	88 West	31	E/2SW/4SW/4
Storm Queen No. 25	276941	12/15/2008	5 South	89 West	4	W/2NW/4NE/4
Storm Queen No. 26	276942	12/15/2008	5 South	89 West	4	E/2NW/4NE/4
Storm Queen No. 27	276943	12/15/2008	5 South	89 West	4	W/2NE/4NE/4

Claim Name	Claim No. (CMC-)	Loc. Date	Township	Range	Sec.	Description
Storm Queen No. 28	276944	12/15/2008	5 South	89 West	4	E/2NE/4NE/4
Storm Queen No. 29	276945	12/15/2008	5 South	89 West	3	W/2NW/4NW/4
Storm Queen No. 30	276946	12/15/2008	5 South	89 West	3	E/2NW/4NW/4
Oasis No. 1	290391	4/5/2018	5 South	89 West	24	S/2NE/4NW/4
Oasis No. 2	290392	4/5/2018	5 South	89 West	24	W/2NW/4NW/4
Oasis No. 3	290393	4/5/2018	5 South	89 West	24	E/2NW/4NW/4

Table 1 – RMR mining claims

RMR operates the Mid-Continent Quarry on 6 of the 44 BLM mining claims it owns. RMR is permitted by the BLM and Colorado Division of Reclamation Mining and Safety (the “DRMS”) to operate and extract limestone from the six claims in which the Mid-Continent Quarry is located. The six claims cover a total of 120 acres. RMR operates the quarry within a 38-acre boundary stipulated by its CO DRMS permit.

Additionally, RMR has additional exploration property consisting of the remaining 38 mining claims (760 acres) not currently included with the Mid-Continent Quarry. This property surrounds the Mid-Continent Quarry property with the majority of the acreage existing to the north and east of the Mid-Continent Limestone Quarry property (see Figure 1).

The boundaries of the Mid-Continent Quarry and the exploration property follow the boundaries of the mining claims on which they are located.

Figure 1 - Mid-Continent Quarry area map with mining claims

Location and Access

The Mid-Continent Quarry is located about 1 mile north of the city of Glenwood Springs in Garfield County, Colorado. Access to the quarry is provided by a BLM dirt road called Transfer Trail.

The terrain of the location is dominated by a hillside with a slope that ranges between 2H:1V and 3H:1V. Vegetation is mostly composed of sparse grasses, shrubs, and evergreen trees.

Geology and Mineralization

The quarry area is located in the Leadville Limestone formation and is bound by an unnamed fault to the north and the West Glenwood Fault to the south. The limestone outcrops to the east and to the west creating a natural boundary for the edges of the deposit. The deposit is roughly tabular in nature, with a west-northwest to east-southeast strike and 10-30° dip to the south-southwest. The Leadville Limestone formation ranges from approximately 150-175 feet thick in the quarry area.

Facilities

RMR owns a limestone milling facility located within the 38-acre mining boundary. Additionally, RMR owns and operates various pieces of crushing, screening, and heavy mobile equipment used for extracting and sizing the limestone in the quarry.

Current Status

Shortly after RMR purchased the property, extensive site cleanup was performed. RMR performs daily activities related to the production of limestone. This work includes blasting rock, transporting rock with excavators and front-end loaders and crushing and screening rock into usable sized pieces. To perform these activities, RMR has incurred costs, and will continue to incur costs. These costs include payment for supplies, equipment, labor, and other associated expenses related to the extraction of limestone.

The power at the site is provided by Glenwood Springs Utilities. RMR does not have a direct water connect and utilizes water transported to the site and purchased from nearby locations for all water needs. The quarry is currently in excellent working condition.

Exploration of Property

RMR has not performed any exploration drilling of its own on the property outside of the quarry. RMR has performed surface sampling of the limestone on sections of this property. Testing results from the surface sampling have shown the limestone in this property to be nearly identical in nature to the chemical grade limestone found in the quarry.

Historical exploration drilling, occurring between 1958-1976, took place over large sections of the property outside of the quarry. Testing results from this drilling show the existence of chemical grade limestone like the limestone found in the quarry. There are no active plans for future exploration.

The costs associated with our properties can be found in Note F to our consolidated financial statements.

Item 3.	Legal Proceedings

RMR Industrials, Inc. (“RMR”) filed lawsuits against the Board of County Commissioners of Garfield County, Colorado (“BOCC”) in State and Federal Courts. The State Court action seeks judicial review pursuant to C.R.C.P. 106(a)(4) of the BOCC’s May 8, 2019 Notice of Violation issued to Rocky Mountain Resources based on a decision of the BOCC at its public meeting on April 22, 2019. RMR is seeking only judicial review of this quasi-judicial determination and decision by the BOCC and is not seeking any monetary damages from the BOCC in the State Court Action. In the Federal Court action, RMR seeks additional relief, including a permanent injunction, for violations of its rights to substantive and procedural due process pursuant to the United States Constitution and for declaratory relief regarding preemption of federal law. The Federal Court action has been stayed pending resolution of the State Court action.

Item 4.	Mine Safety Disclosures

The operation of the Mid-Continent Quarry is subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects the quarry on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Whenever MSHA issues a citation or order, it also generally proposes a civil penalty, or fine, related to the alleged violation. Citations or orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Company is required to present information regarding certain mining safety and health citations which MSHA has issued with respect to its aggregates mining operations in its periodic reports filed with the SEC. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the quarry or mine and type of operations (underground or surface), (ii) the number of citations issued will vary from inspector to inspector and location to location, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount, and are sometimes dismissed.

The Company presents the following items regarding certain mining safety and health matters for the fiscal year ended March 31, 2019:

•	Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under section 104 of the Mine Act for which the Company received a citation from MSHA ( a “Section 104 S&S Citations”). If MSHA determines that a violation of a mandatory health or safety standard is reasonably likely to result in a reasonably serious injury or illness under the unique circumstance contributed to by the violation, MSHA will classify the violation as a “significant and substantial” violation (commonly referred to as a “S&S” violation).

•	Total number of orders issued under section 104(b) of the Mine Act (“Section 104(b) Orders”). These orders are issued for situations in which MSHA determines a previous violation covered by a Section 104(a) citation has not been totally abated within the prescribed time period, so a further order is needed to require the mine operator to immediately withdraw all persons (except certain authorized persons) from the affected area of a quarry or mine.

•	Total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Act (“Section 104(d) Citations and Orders”). These violations are similar to those described above, but the standard is that the violation could significantly and substantially contribute to the cause and effect of a safety or health hazard, but the conditions do not cause imminent danger, and the MSHA inspector finds that the violation is caused by an unwarranted failure of the operator to comply with the health and safety standards.

•	Total number of flagrant violations under section 110(b)(2) of the Mine Act (“Section 110(b)(2) Violations”). These violations are penalty violations issued if MSHA determines that violations are “flagrant”, for which civil penalties may be assessed. A “flagrant” violation means a reckless or repeated failure to make reasonable efforts to eliminate a known violation of a mandatory health or safety standard that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury.

•	Total number of imminent danger orders issued under section 107(a) of the Mine Act (“Section 107(a) Orders”). These orders are issued for situations in which MSHA determines an imminent danger exists in the quarry or mine and results in orders of immediate withdrawal of all persons (except certain authorized persons) from the area of the quarry or mine affected by its condition until the imminent danger and the underlying conditions causing the imminent danger no longer exist.

•	Total dollar value of MSHA assessments proposed. These are the amounts of proposed assessments issued by MSHA with each citation or order for the time period covered by the report. Penalties are assessed by MSHA according to a formula that considers a number of factors, including the mine operator’s history, size, negligence, gravity of the violation, good faith in trying to correct the violation promptly, and the effect of the penalty on the operator’s ability to continue in business.

•	Total number of mining-related fatalities. Mines subject to the Mine Act are required to report all fatalities occurring at their facilities unless the fatality is determined to be “non-chargeable” to the mining industry.

•	Receipt of written notice from MSHA of a pattern (or a potential to have such a pattern) of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act. If MHSA determines that a mine has a “pattern” of these types of violations, or the potential to have such a pattern, MSHA is required to notify the mine operator of the existence of that fact.

•	Legal actions pending as of the last day of the reporting period, initiated during the reporting period and resolved during the reporting period.

•

The Federal Mine Safety and Health Review Commission (the “Commission”) is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. The cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under Section 105 of the Mine Act. The table below shows as of March 31, 2019, the number of legal actions pending before the Commission, and the number of legal actions initiated before the Commission during the year as well as the number of such actions resolved during the year.

Location	MSHA ID	Section 104 S&S Citations (#)	Section 104(b) Orders (#)	Section 104(d) Citations and Orders (#)	Section 110(b)(2) Violations (#)	Section 107(a) Orders (#)	Total Dollar Value of MSHA Assessment/ $ Proposed	Total Number of Mining Related Fatalities (#)	Received Notice of Pattern of Violation Under Section 104(e) (yes/no)	Received Notice of Potential to have Pattern under Section 104(e) (yes/no)	Citation Contests Pending as of Last Day of Period (#)	Citation Contests Instituted During Period (#)	Citation Contests Resolved During Period (#)
Mid-Continent Quarry	0504954	-	-	-	-	-	-	-	no	no	-	7	7

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class B Common Stock is currently quoted on the Over the Counter Market under the symbol “RMRI”. No shares of Class B Common Stock have traded on the Over the Counter Market to date.

Holders

As of December 31, 2019, there were approximately 121 holders of record of our Class B Common Stock, and three holders of record of our Class A Common Stock.

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

Recent Issuance of Unregistered Securities

We issued the following unregistered securities during the fiscal year ended March 31, 2019:

•	We issued 528,417 shares of Class B Common Stock valued at $7,523,761.
•	We granted 616,618 shares of Class B Common Stock to employees.

Subsequent to March 31, 2019, the Company issued 29.5 preferred stock and received $2,952,000 in gross proceeds. During the same period accredited investors exercised warrants to purchase 175,000 shares of Class B common stock at an exercise price of $12.50 - $20.00.

On December 3, 2019, an accredited investor owning 5,263 shares of RMR Aggregates common stock elected to convert its common stock of RMR Aggregates in to 166,667 shares of RMRI Class B common stock, pursuant to an Equity Conversion Agreement between the accredited investor, RMR Aggregates and RMRI. Upon conversion, RMR Aggregates became a wholly owned subsidiary of RMRI.

We relied on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act with respect to the foregoing issuance.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

All statements in this report other than statements of historical fact are “forward-looking statements”. Such forward-looking statements include, but are not limited to, those relating to the following: our ability to secure necessary financing; fluctuations in interest rates; our ability to continue to grow and implement growth strategies, and future cash needs and operations and our business plans.

When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue our growth and implement our business strategy; our vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Overview

We were incorporated in the State of Nevada in August, 2012 under the name “Online Yearbook” with the principal business objective of developing and marketing online yearbooks for schools, companies and government agencies.

In November, 2014, Rocky Mountain Resource Holdings, Inc. (“RMRH”) became our majority shareholder by acquiring 5,200,000 shares of our common stock (the “Shares”), or 69.06% of the then issued and outstanding shares, pursuant to stock purchase agreements with Messrs. El Maraana and Salah Blal, our former officers and directors. The Shares were acquired for an aggregate purchase price of $357,670.

In December 2014, we changed our name to “RMR Industrials, Inc.” in connection with the change in our business plan.

In February, 2015 (the “Closing Date”), we entered into and consummated a merger transaction pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, OLYB Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and RMR IP, Inc., a Nevada corporation (“RMR IP”). In accordance with the terms of Merger Agreement, on the Closing Date, Merger Sub merged with and into RMR IP (the “Merger”), with RMR IP surviving the Merger as our wholly owned subsidiary. Chad Brownstein and Gregory M. Dangler are directors of the Company and co-owners of RMRH, which was the majority shareholder of the Company prior to the Merger. Additionally, Messrs. Brownstein and Dangler were indirect controlling shareholders and directors of RMR IP prior to the Merger. As such, the Merger was among entities under the common control of Messrs. Brownstein and Dangler.

In July, 2016, we formed RMR Aggregates, Inc., a Colorado corporation (“RMR Aggregates”), as our wholly-owned subsidiary. RMR Aggregates was formed to hold assets whose primary focus is the mining and processing of industrial minerals for the manufacturing, construction and agriculture sectors. These minerals include limestone, aggregates, marble, silica, barite and sand.

In October, 2016, pursuant to an Asset Purchase Agreement with CalX Minerals, LLC, a Colorado limited liability company (“CalX”), RMR Aggregates completed the purchase of substantially all of the assets associated with the Mid-Continent Quarry on 41 BLM unpatented placer mining claims in Garfield County, Colorado. CalX assets include the mining claims, improvements, access rights, water rights, equipment, inventory, contracts, permits, certain intellectual property rights, and other tangible and intangible assets associated with the limestone mining operation.

16

In January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly-owned subsidiary to acquire and develop a rail terminal and services facility (the “Rail Park”). Rail Land Company purchased an approximately 470-acre parcel of real property located in Bennett, Colorado in February, 2018. In the July of 2018 we exercised our option to acquire an additional approximately 150 acres for a total of 620 acres. Additionally, Rail Land Company entered into Option Agreements to acquire 150 acres of real property and a total of 250 acres of mineral rights in Bennett. The acreage is in the process of being entitled and rezoned for the development of the Rail Park. The Company’s development of the Rail Park is intended to expand the customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services.

Subsequent to the financial year end, in April, 2019, RMR Logistics, Inc., a wholly-owned subsidiary of the Company (“RMR Logistics”), entered into an asset purchase agreement with H2K, LLC, a Colorado limited liability company (“the Seller”) pursuant to which it acquired the Seller’s trucking, hauling, paving, road building, dirt work, sewer line, and demolition service operations.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. As of March 31, 2019, the Company views its operations and manages its business as two operating segments, Aggregates mining and Rail Park development. As described in “—Overview”, RMR Logistics acquired certain trucking, hauling, paving, road building, dirt work, sewer line, and demolition services assets subsequent to year end. Accordingly, as at the date of this report, the Company has added Logistics as a third segment of its operations.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2019, the Company had cash of $528,417 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable material, future commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of March 31, 2019, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of the long-lived assets’ capitalized cost is based primarily on estimated salvage values or alternative future uses.

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

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of March 31, 2019, the Company’s undiscounted reclamation obligations totaled approximately $222,081, which is expected to be settled within the next 20 years.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as March 31, 2019 which were excluded from the calculation of diluted loss per common share.

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

Management believes that, other than described above in relation to ASU 2016-02 recently issued accounting pronouncements will have no impact on the financial statements of the Company. As this standard is applicable for the Company for the financial year commencing April 1, 2019 the Company has evaluated the impact of this guidance and has determined that the Company will record a right of use asset of $526,735 and a lease liability of $526,735 on April 1, 2019.

Results of Operations for the Fiscal Year Ended March 31, 2019 compared to the Fiscal Year Ended March 31, 2018

	For the	For the
	year ended	year ended
	March 31, 2019	March 31, 2018
Revenue	$1,430,338	$1,060,438
Cost of goods sold	1,304,256	961,809
Gross profit	126,082	98,629
Selling, general and administrative	8,835,445	5,472,254
Loss from operations	(8,709,363)	(5,373,625)
Loss on extinguishment of debt	-	(12,083,317)
Other income	1,000,000	-
Interest expense, net	(516,036)	(749,515)
Loss before income tax provision	(8,225,399)	(18,206,457)
Income tax expense	-	5,313
Net loss	(8,225,399)	(18,211,770)

Revenues

Revenues for the year ended March 31, 2019 were $1,430,338, compared to sales of $1,060,438 for the same period in the prior year. The increase of $369,900 relates largely due to an increase in the sales price per ton realized of $4.80 or 25.2%. This increased realized price per ton was driven by the sale of increased volumes of our heavy to very large product.

Cost of Goods Sold

Cost of goods sold for the year ended March 31, 2019, was $ 1,304,256 compared to $961,809 for the year ended March 31, 2018.The increase in cost of goods sold is largely due to the increase in freight costs as a result of the Company shipping heavier products to our customers.

Selling, general and administrative

Operating expenses for the year ended March 31, 2019 were $ 8,835,445 compared to operating expenses for the year ended March 31, 2018 of $5,472,254. Selling, general and administrative expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs and amortization of intangible assets. The main increases consist of $590,000 increase in legal fees, including legal fees relating to the Company’s mine expansion project and the development of the Company’s Rail Park project. Salaries and wages increased $2,400,000 due to the Company increasing staffing largely in relation to the Company’s Rail Park project.

Loss on extinguishment of debt

The loss on extinguishment of debt arose on the Company settling debt outstanding with shares that had a fair value of $12,083,317 greater than the fair value of the debt extinguished.

Other income

The increase in Other income is largely driven by $1,000,000 in income received on the sale of an easement on the Company's Rail Park property.

Interest expense, net

Interest decreased as a result of the extinguishment of debt and repayment of notes payable during the year.

Liquidity and Capital Resources

As of March 31, 2019, we had current assets of $932,180, total current liabilities of $2,734,144 and working capital deficit of $1,801,964. We have incurred an accumulated loss of $35,428,938 since inception. Our independent auditors have issued an audit opinion for our financial statements for the year ended March 31, 2019, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

We do not generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to our business plan, which contemplates future acquisitions, development of the Company’s Rail Park asset and expansion of the Company’s mining operations. We anticipate generating losses through 2020 and into 2021. We anticipate that we will be able to raise sufficient amounts of working capital in the near term through debt or equity offerings as may be required to meet short-term obligations, although this cannot be guaranteed.

Other than as stated above, we currently do not have any arrangements for additional financing, and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We will require additional funds to achieve and maintain compliance with SEC reporting obligations and to remain in good standing with the state of Nevada. There are no assurances that we will be able to raise the required working capital on favorable terms, in a timely manner or at all. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

Going Concern

We have incurred net losses since our inception on October 15, 2014 through March 31, 2019 totaling $35,428,938 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses and will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the fiscal year ended March 31, 2019 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

The Company is currently working through a number of opportunities to ensure the business will continue as a going concern. These include:

1.	The finalization of the development of the Rail Park with anticipated completion in the later part of the Company’s March 31, 2020 financial year. This will result in sustained annual revenues by providing transloading services, realized gains on the sale of land, and limited future capital development costs.

2.	Certain public infrastructure costs that will be reimbursed through the establishment (after the year-end) of the Rocky Mountain Rail Park Metropolitan District, and

3.	Expansion of the Mid-Continent Quarry, which will allow greater volume production with limited fixed cost increases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are included after the signature page of this filing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company maintains internal controls over financial reporting that are designed to ensure that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the internal controls over financial reporting, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weakness discussed below.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Material Weakness and Related Remediation Initiatives

Our principal executive officer and principal financial officer concluded that as of March 31, 2019, due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls. Due to this situation, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting, which resulted in untimely financial statement filings.

It is reasonably possible that, if not remediated, this material weakness could result in a material misstatement in our reported financial statements in a future annual or interim period. We are developing an action plan for this material weakness, which involves hiring qualified accounting personnel and establishing a formal audit committee. We are uncertain at this time of the costs required to remediate the material weakness.

Because the remedial actions will require the hiring of additional personnel, and extensive reliance on manual review and approval, the successful operation of the controls for at least several quarters may be required before management is able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish effective internal control over our financial reporting, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

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

Changes in Internal Control over Financial Reporting

The following change in our internal control over financial reporting during the most recently completed fiscal quarter will materially affect, or is reasonably likely to materially affect, our internal control over financial reporting. The Company employed a dedicated VP of Accounting in September 2019. Part of the role of the VP of Accounting is to address the Company’s compliance with new accounting pronouncements and to work to implement and establish applicable controls and processes within the organization.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Chad Brownstein	46	Chief Executive Officer and Chairman
Gregory Dangler	37	President, Treasurer, Secretary and Director
Andrew Peltz	54	Director
Barry Munitz	78	Director
Brandon Pilot	29	Director

Chad Brownstein is our Chief Executive Officer and Chairman of the Board of Directors. He is responsible for the corporate strategy and board oversight for all investments. Mr. Brownstein has been the Chief Executive Officer and Director of the Company since 2014. Mr. Brownstein is responsible for assisting the corporate strategy and board oversight for all acquisition opportunities at RMRI. Since 2008, Mr. Brownstein has been a partner at Rocky Mountain Resource Holdings, a natural resource operating and investment company, and/or its predecessors or affiliates. Previously, from 2009 to 2017, Mr. Brownstein was a board member of the Banc of California. Previously, from 2009 to 2012, Mr. Brownstein was a principal member of Crescent Capital Group, an investment firm (formerly Trust Company of the West Leveraged Finance Group) focused on special situations. During 2008, Mr. Brownstein was a Senior Advisor at Knowledge Universe Ltd., a global education company, where he focused on turnaround operations. From 2000 to 2007, he was a Partner at ITU Ventures, a venture capital firm, making venture and growth investments with a specialization in corporate strategy. Mr. Brownstein began his career in 1996 at Donaldson Lufkin & Jenrette in the Merchant and Investment Banking divisions. Mr. Brownstein is either a current or past member of the Cedars Sinai Board of Governors, Los Angeles Conservation Corps, Prospect Global Resources, and The Palisades Group LLC, a Banc of California Company. Mr. Brownstein attended Columbia Business School and received his B.A. from Tulane University. We believe Mr. Brownstein’s extensive experience with investments and acquisitions will bring value to the Company as we seek to grow our business.

Gregory Dangler Mr. Dangler has been the President, and Director of the Company since 2014. Mr. Dangler is responsible for the day-to-day operations and corporate financial strategy of RMR. Since 2008, Mr. Dangler has been a partner at Rocky Mountain Resource Holdings and/or its predecessors or affiliates. Previously, from 2012-2014, Mr. Dangler held multiple positions, including Chief Restructuring Officer of Prospect Global Resources, a natural resource development company. Prior to that, in 2009, Mr. Dangler founded a venture-backed technology company. As the chief executive of that company, he raised institutional capital and expanded the company’s global presence with operating interests in Africa and South America. From 2006 to 2007, Mr. Dangler was an associate with ITU Ventures, a venture capital firm, making venture and growth investments. While with ITU, Mr. Dangler executed private and public equity transactions, directed M&A activity, and provided strategic support to portfolio companies. In 2000, Mr. Dangler began his career in the U.S. Air Force and by 2004 was managing complex infrastructure projects. Mr. Dangler received a B.S. in Mechanical Engineering from the United States Air Force Academy and an M.B.A. from the University of Southern California’s Marshall School of Business. We believe Mr. Dangler’s knowledge and experience in the industrial resources industry and with emerging growth companies will help to further the Company’s goals and business efforts.

Andrew Peltz has served as a director on our Board since February 2015. Mr. Peltz is currently Co-Executive Chairman and a founding partner of iBorrow, L.P., a nationally recognized commercial real estate lender. In addition to his duties at iBorrow, Mr. Peltz is a Partner at Peltz Capital Management (“PCM”). Prior to iBorrow and PCM, Mr. Peltz worked at Triarc Companies, Inc. from 1999 to 2003 where he held the titles of Vice President, Investment Services and Associate of Corporate Development. He was primarily responsible for the day-to-day oversight of Triarc’s $650 million plus investment portfolio. Prior to Triarc, Mr. Peltz was Senior Investment Banker at Credit Agricole Lazard Financial Products Bank, a joint venture between Lazard Freres & Co. and Credit Agricole, from 1997 to 1998, where he specialized in structured finance transactions. From 1996 to 1997, Mr. Peltz also served as a marketing associate for Lazard Asset Management, a division of Lazard Freres & Co., where he marketed a vast array of fixed income, equity and alternative investment products. Mr. Peltz holds a BFA from New York University. We believe that Mr. Peltz’s education, management and accounting experience make him a valuable member of the Company’s board of directors.

Barry Munitz was nominated and appointed as a director on our Board in March 2018. Dr. Munitz is Chancellor Emeritus of the California State University System, President of the Cotsen Foundations for the Art of Teaching and for Academic Research, Vice Chair of the Broad Family Education Foundation, and Senior Advisor to the Milken Institute. Previously, Dr. Munitz served as President and CEO of the J. Paul Getty Trust, overseeing the Trust’s two museums, its Foundation and its Research and Conservation Institutes, and managing its endowment portfolio. At California State University, he supervised the system’s expansion from 18 to 23 campuses. The system now has student enrollment in excess of one half million and more than 50,000 employees. As a corporate executive for a decade, he was President of Federated Development, and vice chairman of the publicly held Maxxam Corporation, a natural resources, finance, and real estate holding company. Dr. Munitz was the founding (and the only) chair of California’s P-16 Council, a group of education, business, and community leaders charged with developing strategies to improve education from preschool through post-graduate, while also chairing the California Education Roundtable. He was a Trustee of the Courtauld Institute in London, is a founding board member of Sherry Lansing’s EnCorps board, and was a 20-year director at Navient (formerly Sallie Mae), was a public director of the Sun America Corporation, Kaufman & Broad, and LeapFrog Incorporated, and chaired the board of trustees at Sierra Nevada College and the American Council of Education. Dr. Munitz is a member of the American Academy of Arts and Sciences, and held the White House seat on the Congressional Higher Education Cost Commission. He was Chancellor of the University of Houston and academic vice president of the University of Illinois system. He received a Ph.D. in comparative literature from Princeton University, a Baccalaureate degree at Brooklyn College, and holds honorary degrees from Whittier College, Claremont Graduate University, the California State University, the University of Southern California, Notre Dame, Pepperdine, and the University of Edinburgh. We believe that Dr. Munitz’s education and management experience make him a valuable member of the Company’s board of directors.

Brandon Pilot was nominated and appointed as a director on our Board in March 2018. Mr. Pilot is a Partner at Bienville Capital, a New York based investment firm. He serves on the investment team focused on the firm’s private capital opportunities and works closely with several of Bienville’s family office relationships. Prior to Bienville, Mr. Pilot worked on the investment team for a single family office. Prior to that, Mr. Pilot worked as an Analyst at Founders Investment Banking, a middle-market investment bank focused on the industrial services sector. Mr. Pilot earned a Master’s Degree in Business Administration with a concentration in Finance, and a Bachelor’s Degree in Business Management, from The University of Alabama. Mr. Pilot is on the Board of Outback America and is a Co-founder of the Believe UA Mentoring Program. We believe that Mr. Pilot’s education and investing experience make him a valuable member of the Company’s board of directors.

Family Relationships

There are no family relationships among our directors or executive officers. Brownstein Hyatt Farber Schreck, LLP, whose Chairman of the Board, Norman Brownstein, is the father of our Chief Executive Officer and Chairman of the Board, provides services to the Company. Legal fees paid by the Company to Brownstein Hyatt Farber Schreck, LLP in the year ended March 31, 2019 were $438,576.

Board Composition

Our By-Laws provide that the Board of Directors shall consist of not less than one (1) nor more than fifteen (15) directors. Each director of the Company serves until his successor is elected and qualified, subject to removal by the Company's majority shareholders. Officers shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined by the Board of Directors, and each officer shall hold his office until his successor is elected and qualified, or until his earlier resignation or removal.

24

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board of Directors acts as the audit committee and will continue to do so until such time as a separate audit committee is established.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all Company directors, officers and employees which is available upon written request to the Company at c/o RMR Industrials, Inc., 4601 DTC Blvd., Suite 130, Denver, Colorado, 80237.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors as a whole. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Delinquent Section 16(a) Reports

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

Chad Brownstein, our Chief Executive Officer and a director, and Gregory Dangler, our President and a director, were required to report their indirect ownership interest in the acquisition of shares by Industrial Management LLC on January 30, 2018. Messrs. Brownstein and Dangler were required to file Forms 4 no later than February 1, 2018. These reports have not yet been filed.

Except as set forth above, based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the SEC during the fiscal year ended March 31, 2019, none of our executive officers and directors, and persons who own more than 10% of our Class B Common Stock failed to timely file the reports required pursuant to Section 16 (a) of the Exchange Act.

25

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

In carrying out its responsibilities, the Board will consider candidates suggested by shareholders. If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the directors must be sent to the Board of Directors, c/o RMR Industrials, Inc., 4601 DTC Blvd., Suite 130, Denver, Colorado.

As of March 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and directors for all services rendered in all capacities to our Company for the fiscal years ended March 31, 2019 and 2018:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chad Brownstein	2019	75,000	—	—	—	—	—	420,000	495,000
CEO and Director	2018	75,000	—	—	—	—	—	420,000	495,000
Gregory Dangler	2019	75,000	—	—	—	—	—	420,000	495,000
President and Director	2018	75,000	—	—	—	—	—	420,000	495,000

On October 15, 2014, RMR IP (now known as RMR Logistics, Inc. (RMRL)), the Company’s subsidiary, entered into consulting agreements with each of Gregory Dangler, who is our current President, and Chad Brownstein, who is our current Chief Executive Officer, pursuant to which each of Mr. Dangler and Brownstein would provide services related to their roles as executive officers of the Company. The Company has accrued $1,315,000 for unpaid officers’ compensation expense in accordance with such consulting agreements through March 31, 2019. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

On October 15, 2014, RMR IP (now known as RMR Logistics, Inc.) entered into consulting agreements with each of Principio Management LLC, which holds 9,499,657 shares of Class A Common Stock of the Company (26.55%), and 77727111, LLC, is the owner of 10,791,701 shares of Class A Common Stock of the Company (30.16%), relating to certain services provided by each of these entities. Mr. Dangler is the sole owner of Principio Management LLC and Mr. Brownstein is the sole owner of 77727111, LLC.

On February 1, 2015, RMR IP (now known as RMR Logistics, Inc.) entered into a management services agreement with Industrial Management LLC (“IM”), to provide services to RMR IP (now known as RMR Logistics, Inc.) and affiliated entities, which include assistance in operational and administrative matters, identifying, analyzing, and structuring growth initiatives, and potential strategic acquisitions. Chad Brownstein is a Manager of IM. As compensation for these services, RMR IP (now known as RMR Logistics, Inc.) will pay to IM an annual cash management fee in an amount equal to the greater of 2% of the Company’s annual gross revenues or $1,000,000, and a development fee with respect to any capital project incurred by RMR IP (now known as RMR Logistics, Inc.) equal to 2% of total project costs. In addition, IM has the option to be assigned all available royalties from RMR IP’s (now known as RMR Logistics, Inc.) mineral holdings, leases or interests greater than 75% of net revenue interests for all mineral rights or production of minerals. At IM’s sole discretion, it may choose to accept a preferred convertible security with a 15% dividend accruing quarterly in lieu of cash for some or all of the annual management fee, development fee and royalty assignments. Such preferred convertible securities shall be convertible into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to fifty percent of the market price of the applicable Class B Common Stock on the day prior to the date of issuance. In addition, these preferred convertible securities are callable for a cash, for a period of six months following the date of issuance; provided, however, that if called, IM shall have the option to convert the called preferred stock into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to sixty-six and two thirds percent of the market price of the applicable Class B Common Stock on the business day immediately preceding the issuance date of preferred stock, and will include a blocker provision. In connection with the management services agreement with IM, RMR IP (now known as RMR Logistics, Inc.) entered into a registration rights agreement which requires RMR IP to register for resale any securities issued as consideration under the management services agreement. The registration rights agreements provide for both demand and piggy back registration rights, and requires that IM not transfer any shares of RMR IP (now known as RMR Logistics, Inc.) during a 90 day period following the effective date of a registration statement. The registration rights agreement terminates when the shares held by IM become eligible for resale pursuant to Rule 144. On January 30, 2018, the Company entered into an Asset Purchase Agreement with IM and consummated the purchase of all the assets of IM, including any accrued payments payable to IM, for a total consideration of 882,352 shares of the Company’s Class B Common Stock. The share consideration represents an estimated fair value of $15,000,000. Following the closing of the transaction, the Company had no remaining liabilities or accrued payments owed to IM.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Chad Brownstein	-0-	-0-	-0-	--	--
Gregory Dangler	-0-	-0-	-0-	--	--

(1)	No options or other equity awards have been issued to Mr Brownstein or Mr Dangler.

Director Compensation

The following table sets forth with the compensation paid to our non-management directors in the fiscal year ended March 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Peltz	-	150,000	-	-	-	-	150,000
Barry Munitz	-	150,000	-	-	-	-	150,000
Brandon Pilot	-	150,000	-	-	-	-	150,000

1)	Represents the estimated grant date fair value of the 7,500 restricted shares granted to each of the directors named in the table during the year ended March 31, 2019.

We have no pension, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans. No stock options or stock appreciation rights have been granted to any of our directors or executive officers; none of our directors or executive officers exercised any stock options or stock appreciation rights; and none of them hold unexercised stock options.

Outstanding Equity Awards

As of March 31, 2019, there were 22,500 shares of stock awards outstanding for our directors and officers.

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

The following table sets forth certain information with respect to the beneficial ownership of our Class A Common Stock and Class B Common Stock (on a post reverse-split basis) as of December 31, 2019, for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Class A Common Stock or Class B Common Stock. Unless otherwise specified below, the address of each of the persons listed in the table below is c/o RMR Industrials, Inc., 4601 DTC Blvd., Suite 130, Denver, Colorado, 80237.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner (1)	Class of Common Stock (2)	Shares Beneficially Owned		Percentage Beneficially Owned (3)
Directors and Executive Officers

Gregory M. Dangler	Class A	9,499,657	(4)	26.55%
President, Secretary and Director	Class B	368,823	(4)	10.30%

Chad Brownstein	Class A	10,791,701	(5)	30.16%
Chief Executive Officer, Chairman, Director	Class B	531,176	(5)	14.83%

Andrew Peltz Director	Class B	15,000		0.63%

Barry Munitz Director	Class B	291,353	(7)	8.35%

Brandon Pilot Director	Class B	26,668		0.95%

All Officers and Directors as a Group	Class A	20,291,358		56.70%
	Class B	1,255,520		35.06%

5% Shareholders

Legado Del Rey, LLC	Class A	15,494,500	(6)	43.30%

Principio Management LLC	Class A	9,499,657	(4)	26.55%
	Class B	368,823	(4)	10.30%

77727111, LLC	Class A	10,791,701	(5)	30.16%
	Class B	531,176	(5)	14.83%

The Munitz Family Trust	Class B	291,353	(7)	8.14%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	The Company has Class A Common Stock and Class B Common Stock. The holders of Class A Common Stock have the right to vote on all matters on which stockholders have the right to vote. The holders of Class B Common Stock have the right to vote solely on matters where the vote of such holders is explicitly required under Nevada law, such as an approval of a plan of merger, exchange or conversion, an increase or decrease in the number of authorized shares of a class or series of stock in certain circumstances, and other situations as required by Nevada law where the rights, preferences or limitations of such holders are adversely impacted. On matters which the applicable class of stockholders have the right to vote, each Class A Common Stock and Class B Common Stock shall be entitled to one vote per share. The class A shares convert to class B shares on a 20:1 basis upon the finalization of the Company up-listing on an applicable stock exchange.

(3)	Based on 35,785,858 shares of Class A Common Stock and 3,580,634 shares of Class B Common Stock outstanding as of October 24, 2019.

(4)	Mr. Gregory M. Dangler is the indirect owner of 9,499,657 shares of Class A Common Stock and 368,823 shares of Class B Common Stock, which are directly held by Principio Management LLC (“Principio”). The business address of Principio is 4601 DTC Blvd., Suite 130, Denver, CO 80237. The principal business of Principio is to provide management consulting services. Mr. Dangler is the managing member owner of Principio and has sole voting and dispositive power over the shares held by Principio. Principio and 77727111, LLC (see note (5) below) have agreed to vote together on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by Principio, it would be entitled to 474,983 shares of Class B Common Stock, on a post-reverse-split basis. The beneficial ownership of Mr. Dangler as shown in the “Directors and Officers” table above includes the shares owned by Principio as shown in the “5% Shareholders” table above.

(5)	Mr. Chad Brownstein is the indirect owner of 10,791,701 shares of Class A Common Stock and 531,176 shares of Class B Common Stock, which are directly held by 77727111, LLC. The business address of 77727111, LLC is 9301 Wilshire Blvd, Suite 312, Beverly Hills, CA 90210. The principal business of 77727111, LLC is to provide management consulting services. Mr. Brownstein is the managing member of 77727111, LLC and has sole voting and dispositive power over the shares held by 77727111, LLC. Principio and 77727111, LLC have agreed to vote together on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by 77727111, LLC, it would be entitled to 539,585 shares of Class B Common Stock, on a post-reverse-split basis. The beneficial ownership of Mr. Brownstein as shown in the “Directors and Officers” table above includes the shares owned by 77727111, LLC as shown in the “5% Shareholders” table above.

(6)	The business address of Legado Del Rey, LLC is 121 South Beverly Dr., Beverly Hills, CA 90212. The principal business of Legado Del Rey, LLC is to act as a family office. Edward Czuker is the manager of Legado Del Rey, LLC and has sole voting and dispositive power over the shares held by this entity.

(7)	Barry Munitz is the trustee of The Munitz Family Trust and has sole voting and dispositive power over the shares held by this entity.

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

The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is 2,244,789 shares as of March 31, 2019. Our Board of Directors currently serves as the administrator of the Plan. As of March 31, 2019, 819,118 restricted shares and 300,000 options have been issued under the Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders (Options)	200,000	$6.34	-
Equity Compensation Plans Approved by Security Holders (Restricted Stock)	819,118	0.00	390,707
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	1,019,118	$6.34	1,125,671

Restricted Stock Awards

During the twelve months ended March 31, 2019, the Company granted 654,118 shares of restricted stock under the 2015 Plan and 180,000 shares of restricted stock have been forfeited. The shares vest over a period between two and four- years from the grant date provided that the award recipient continues to be employed by us through each of those vesting dates.

Stock Options

The Company grants non-qualified stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates, and expire ten years from the date of grant. During the twelve months ended March 31, 2019, the Company did not grant any stock options and 100,000 stock options were forfeited. As of March 31, 2019, 200,000 stock options remain outstanding and no stock options have vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Brownstein Hyatt Farber Schreck, LLP, whose Chairman of the Board, Norman Brownstein, is the father of our Chief Executive Officer and Chairman of the Board, provides services to the Company. Legal fees paid by the Company to Brownstein Hyatt Farber Schreck, LLP in the year ended March 31, 2019 were $438,576.

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

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Ethics, we also rely on our Board to review related party transactions on an ongoing basis to address conflicts of interest. Our Board reviews a transaction in light of the affiliation of the relevant director, officer or employee and such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the fiscal year ended March 31, 2019, we had three independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc. and the Securities and Exchange Commission.

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

The following table sets forth all fees we incurred in connection with professional services rendered by our independent registered public accounting firm, BF Borgers CPA PC during the fiscal year ended March 31, 2019:

Fee Type	2019	2018
Audit Fees	$106,580	$102,600
Tax Fees	3,340	-
All Other Fees	-	-
	$109,920	$102,600

PART IV

Item 15.	Exhibits Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedule

See Index to Consolidated Financial Statements

(b)	Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 27, 2015, between RMR Industrials, Inc., OLYB Acquisition Corporation and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).

3.4	Terms and conditions of equity instruments (filed herewith)

4.1	Form of Warrant (incorporated by reference to our Amendment No. 4 to the Registration Statement on Form S-1 filed on October 8, 2015).

10.1	Option Agreement, dated August 25, 2014, between Colorado School of Mines and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.2	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.6	Voting Agreement, dated February 27, 2015, between Principio Management LLC and 77727111, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.7	Assignment Agreement, dated October 15, 2014, between RMR Holdings, Inc. and RMR IP, Inc. (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.8	Amendment No. 1 to Option Agreement dated as of May 25, 2015, between RMR IP, Inc. and Colorado School of Mines (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2015).

10.9	2015 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015)

10.10	Note Purchase Agreement dated October 3, 2016, by and among RMR Aggregates, Inc., Central Valley Administrators Inc., and RMR Industrials, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.11	Promissory Note dated October 3, 2016, made and executed by RMR Aggregates, Inc. for the benefit of Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.12	Security Agreement dated October 3, 2016, by and between RMR Aggregates, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.13	Share Pledge Agreement dated October 3, 2016, by and between RMR Industrials, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.14	Voting Agreement dated October 3, 2016, by and between RMR Industrials, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

21.1	List of Subsidiaries (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (Filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMR INDUSTRIALS, INC.

Dated: January 3, 2020	By:	/s/ Chad Brownstein
Chad Brownstein
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 3, 2020	By:	/s/ Heidi Kelly
Heidi Kelly
EVP
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this A report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 3, 2020	By:	/s/ Chad Brownstein
Chad Brownstein, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 3, 2020	By:	/s/ Gregory Dangler
Gregory Dangler, President and Director

Dated: January 3, 2020	By:	/s/ Andrew Peltz
Andrew Peltz, Director

Dated: January 3, 2020	By:	/s/ Barry Munitz
Barry Munitz, Director

Dated: January 3, 2020	By:	/s/ Brandon Pilot
Brandon Pilot, Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of RMR Industrials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RMR Industrials, Inc. as of March 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

January 3, 2020

RMR Industrials, Inc.

Consolidated Balance Sheets

	March 31, 2019	March 31, 2018
ASSETS
Current assets
Cash	$528,417	$814,621
Accounts receivable	102,870	79,630
Inventory	48,976	54,290
Prepaid expenses	140,223	48,844
Restricted cash	111,694	196,181
Total current assets	932,180	1,193,566

Property, plant and equipment, net of accumulated depreciation	3,260,511	3,826,512
Land under development	5,304,374	3,594,928
Asset retirement obligation	43,323	41,283
Goodwill	41,000	41,000
Deposits and other assets	65,842	26,830
Total assets	$9,647,230	$8,724,119

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$875,465	$607,635
Accounts payable, related party	-	201,566
Accrued liabilities	182,348	114,361
Accrued liabilities, related party	1,315,000	2,290,000
Capital lease payable, current	31,101	40,045
Equipment loan payable, current	330,230	183,545
Total current liabilities	2,734,144	3,437,152

Note payable, net of unamortized discount	-	2,247,213
Capital lease payable, noncurrent	-	31,101
Equipment loan payable, noncurrent	-	283,128
Deferred rent	39,898	14,717
Accrued reclamation liability	60,990	51,409
Total liabilities	2,835,032	6,064,720
Commitments and Contingencies (Note L)

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on March 31, 2019 and March 31, 2018	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,032,752 and 2,868,967 shares issued outstanding on March 31, 2019 and March 31, 2018, respectively	4,033	2,869
Additional paid-in capital	42,102,105	30,237,968
Accumulated deficit	(35,428,938)	(27,429,017)
Total RMR Industrials stockholders’ equity (deficit)	6,712,987	2,847,606
Non-controlling interest	99,212	(188,207)
Total stockholders’ equity (deficit)	$6,812,198	$2,659,399
Total liabilities and stockholders’ equity (deficit)	$9,647,230	$8,724,119

The accompanying notes are an integral part of these financial statements.

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	March 31, 2019	March 31, 2018
Revenue	$1,430,338	$1,060,438
Cost of goods sold	1,304,256	961,809
Gross profit	126,082	98,629
Selling, general and administrative, inclusive of depreciation, depletion and amortization	8,835,445	5,472,254
Loss from operations	(8,709,363)	(5,373,625)
Loss on extinguishment of debt	-	(12,083,317)
Other Income	1,000,000	-
Interest expense, net	(516,036)	(749,515)
Loss before income tax provision	(8,225,399)	(18,206,457)
Income tax expense	-	5,313
Net loss	(8,225,399)	(18,211,770)
Add: Net loss attributed to noncontrolling interest	(11,087)	243,245
Net loss attributable to RMR Industrials, Inc.	$(8,214,312)	$(17,968,525)

Basic and diluted loss attributable to RMR Industrials, Inc. per common share	$(1.70)	$(5.42)

Weighted average shares outstanding	4,825,856	3,318,107

See accompanying notes to consolidated financial statements.

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock Class A		Common Stock Class B		Common Stock	Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, March 31, 2017	35,785,858	$35,786	1,202,623	$1,203	$—	$5,664,378	$(9,460,492)	$55,038	$(3,704,087)
Issuance of common stock through subscription	-	-	383,826	384	-	5,874,676	-	-	5,875,060
Issuance of common stock for services	-	-	38,499	38	-	592,479	-	-	592,517
Issuance of common stock for exercise of warrant	-	-	196,667	197	-	2,549,777	-	-	2,549,974
Issuance of common stock for acquisition	-	-	882,352	882	-	14,999,102	-	-	14,999,984
Issuance of restricted common shares for compensation	-	-	165,000	165	-	(165)	-	-	-
Stock-based compensation from stock options	-	-	-	-	-	557,721	-	-	557,721
Net loss for the period ended March 31, 2018	-	-	-	-	-		(17,968,525)	(243,245)	(18,211,770)
Balance, March 31, 2018	35,785,858	$35,786	2,868,967	$2,869	-	$30,237,968	$(27,429,017)	$(188,207)	$2,659,399

Common stock issue by RMRA	-	-	-	-	-	1,875,000	-	625,000	2,500,000
Equity conversion of RMRA to RMRI common stock	-	-	150,000	150	-	111,954	-	(112,104)	-
Forfeiture of common stock	-	-	(180,000)	(180)	-	180	-	-	-
Issuance of common stock through services	-	-	11,250	11	-	(11)	-	-	-
Issuance of common stock for subscription	-	-	528,417	529	-	7,523,233	-	-	7,523,761
Issuance of restricted common shares for compensation	-	-	654,118	654	-	(654)	-	-	-
Stock-based compensation from stock options	-	-	-	-	-	2,354,436	-	-	2,354,436
Net loss for the period ended March 31, 2019	-	-	-	-	-	-	(7,999,922)	(225,477)	(8,225,399)
Balance, March 31, 2019	35,785,858	$35,786	4,032,752	$4,033	-	$42,102,105	$(35,428,938)	$99,212	$6,812,198

RMR INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31, 2019	Year ended March 31, 2018
Cash flow from operating activities
Net loss	$(8,225,399)	$(18,211,770)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	345,859	322,016
Loss on extinguishment of debt	-	12,083,317
Stock-based compensation	2,354,436	1,150,243
Accretion expense	9,581	-
Amortization of debt discount	-	483,170
Deferred rent	25,181	14,717
Write off of Property, Plant and Equipment	218,103	-
Paid-in-kind interest	135,554	247,427
Changes in operating assets and liabilities
Accounts receivable	(23,240)	(22,795)
Prepaid expenses	(91,379)	(3,829)
Inventory	5,314	(30,583)
Deposits and other assets	(39,012)	(10,373)
Restricted cash	84,487	(196,181)
Accounts payable	267,830	(339,231)
Accounts payable, related parties	(201,566)	750,000
Accrued liabilities	67,987	(309,581)
Accrued liabilities, related parties	(975,000)	484,257
Net cash used in operating activities	(6,041,266)	(3,560,792)

Acquisition of land for development	-	(3,428,800)
Purchase of property, plant and equipment	(1,709,446)	(614,335)
Net cash used in investing activities	(1,709,446)	(4,043,135)

Payments on equipment loan	(136,443)	(180,400)
Payments on capital leases	(40,045)	(34,175)
Proceeds from shareholder deposit	-	(1,400,000)
Repayment of debt	(2,382,767)	-
Proceeds from issuance of Class B common stock	7,523,761	8,425,029
Proceeds from issuance of RMRA stock	2,500,000	-
Net cash provided by financing activities	7,464,506	6,810,454

Net increase (decrease) in cash	(286,204)	(793,473)
Cash at beginning of period	814,621	1,608,094
Cash at end of period	$528,417	$814,621

Restricted cash at beginning of period	$196,181	-
Decrease in collateral requirement	98,090	196,181
Increase in surety bond	(13,603)
Restricted cash at end of period	111,694	196,181

Supplemental cash flow information
Cash paid for interest	$514,238	$-
Cash paid for income taxes	-	$5,313

Supplemental disclosure of non-cash transactions

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

On November 17, 2014, Rocky Mountain Resource Holdings Inc., a Nevada Corporation (the “Purchaser”) became the majority shareholder of Online Yearbook, by acquiring 5,200,000 shares of common stock of Online Yearbook (the “Shares”), or 69.06% of the issued and outstanding shares of common stock, pursuant to stock purchase agreements with Messrs. El Maraana and Salah Blal. The Shares were acquired for an aggregate purchase price of $357,670. The Purchaser was the source of the funds used to acquire the Shares. In connection with Online Yearbook’s receipt of approval from the Financial Industry Regulatory Authority (“FINRA”), effective December 8, 2014, Online Yearbook amended its Articles of Incorporation to change its name from “Online Yearbook” to “RMR Industrials, Inc.”

RMR Industrials, Inc. (the “Company” or “RMR”) seeks to acquire and consolidate complimentary industrial assets. RMR’s consolidation strategy is to assemble a portfolio of mature and value-add industrial commodities businesses to generate scalable enterprises with a broad portfolio of products and services addressing a common and stable customer base.

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

RMR IP was formed to acquire and consolidate complementary industrial commodity assets through capitalizing on the volatile oil markets, down cycles in commodity markets, and other ancillary opportunities. RMR IP is focused on managing the supply chain in order to offer a large and diverse set of products and services.

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

On October 12, 2016, RMR Aggregates acquired substantially all of the assets from CalX Minerals, LLC, a Colorado limited liability company (“CalX”) through an Asset Purchase Agreement. Pursuant to the terms of the Asset Purchase Agreement, RMR Aggregates agreed to purchase, and CalX agreed to sell, substantially all of the assets associated with the Mid-Continent Quarry on 41 BLM unpatented placer mining claims in Garfield County, Colorado, including the mining claims, improvements, access rights, water rights, equipment, inventory, contracts, permits, certain intellectual property rights, and other tangible and intangible assets associated with the limestone mining operation.

On January 3, 2017, we amended the Articles of Incorporation of RMR IP, Inc. to rename the corporation to RMR Logistics, Inc. (“RMR Logistics”). RMR Logistics operates as a wholly-owned subsidiary of the Company to provide transportation and logistics services.

During January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly-owned subsidiary to acquire and develop a rail terminal and services facility (the “Rail Park”). Rail Land Company purchased an approximately 470-acre parcel of real property located in Bennett, Colorado on February 1, 2018. In the July of 2018 we exercised our option to acquire an additional approximately 150 acres for a total of 620 acres. The acreage is in the process of being entitled and rezoned for the development of the Rail Park.

Subsequent to the financial year end, on April 26, 2019, RMR Logistics entered into an asset purchase agreement with H2K, LLC, a Colorado limited liability company (“the Seller”) pursuant to which RMR Logistics acquire the Seller’s trucking, hauling, paving, road building, dirt work, sewer line, and demolition services operations.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for the fiscal year ended March 31, 2019 have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information in accordance with Securities and Exchange Commission (SEC) regulations.

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

Revenue Recognition

Revenues for product sales are recognized when evidence of an arrangement exists, the fee is fixed or determinable, title passes, which is generally when the product is shipped, and collection is reasonably assured. Revenue includes product sales of limestone, aggregate materials and other transportation charges to customers, net of discounts, allowances or taxes, as applicable.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. As of March 31, 2019, the Company views its operations and manages its business as two operating segments, Aggregates mining and Rail Park development. As described above in Note A, subsequent to year end RMR Logistics, Inc. acquired certain trucking, hauling, paving, road building, dirt work, sewer line, and demolition services assets. Accordingly, as of the date of this report, the Company has added Logistics as a third segment of its operations.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2019, the Company had cash of $528,417 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Restricted Cash

The Company has $111,694 in restricted cash that is contractually obligated to be held on behalf of the Bureau of Land Management to be held for the rehabilitation costs of the Mid-Continent Quarry and conclusion of the mining at this location.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company analyzes collectability based on historical payment patterns and macroeconomic factors which may affect the customers’ industry. Past due balances over 90 days based on payment terms are reviewed individually for collectability. The Company does not have any off-balance sheet credit exposure related to its customers. Concentration of credit risk is limited to certain customers to whom we make substantial sales. As of March 31, 2019, the Company had one large customer that accounted for approximately 73% of our accounts receivable balance and 73% of our revenue. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed and take appropriate action when necessary. As a result, we believe that accounts receivable credit risk exposure is limited.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined by the weighted average method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Significant improvements are capitalized, while maintenance and repair expenses are charged to operations as incurred. The straight-line method of depreciation is used for substantially all of the assets for financial reporting purposes.

Depletion of acquired mineral properties is determined pursuant to a unit-of-extraction method which provides for depletion of such costs over the productive life of the mineral properties. The unit-of-extraction rate is determined by computing the production for the period as a percentage of total estimated and recoverable limestone as of that period. Significant judgement is involved in the determination of the estimate of total recoverable limestone in the unit-of-extraction method. Our internal engineering estimates of total estimated and recoverable limestone is a key component in determination of the unit-of-extraction rate. Our estimates of the recoverable limestone may change, possibly in the near term, resulting in changes to depletion rates in future periods. During the years ended March 31, 2019 and 2018, depletion of mineral properties was approximately $9,000 and $9,000.

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7 as such the Company expenses any development costs as incurred.

Land Under Development

Land under development is recorded at cost. Significant improvements are capitalized, while maintenance and repair expenses are charged to operations as incurred. These costs relate to the ongoing development of the Rail Park.

Lease Obligations

The Company leases certain items of specialized mining equipment under leases classified as capital leases. The leased equipment is amortized on a straight-line basis over a period of 6 years. Total accumulated amortization related to the leased equipment is $32,292 and $19,375 at March 31, 2019, and 2018, respectively. As of March 31, 2019, the Company had $31,101 in lease payments remaining. The lease expires on December 28, 2019.

Equipment loan

The Company has bought certain specialized mining and trucking equipment under finance terms. The financed equipment is recorded at cost at acquisition date. The straight-line method of depreciation is used for financial reporting purposes.

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

Deposits

Deposits consist of a security deposit in connection with various office leases.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable material, future commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of March 31, 2019, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of the long-lived assets’ capitalized cost is based primarily on estimated salvage values or alternative future uses.

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of March 31, 2019, the Company’s undiscounted reclamation obligations totaled approximately $222,081. This obligation is expected to be settled within the next 20 years.

Reclamation costs resulting from the normal use of long-lived assets, either owned or leased, are recognized over the period the asset is in use. The obligation, which cannot be reduced by estimated offsetting cash flows, is recorded at fair value as a liability at the obligating event date and is accreted through charges to selling, general and administrative costs, inclusive of depreciation, depletion and amortization. The fair value is based on our estimate of the cost required for a third party to perform the legally required reclamation tasks including a reasonable profit margin. This fair value is also capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset.

The mining reclamation reserve is based on management’s estimate of future cost requirements to reclaim property at its operating quarry site. Costs are estimated in current dollars and inflated until the expected time of payment using a future estimated inflation rate and then discounted back to present value using a credit-adjusted, risk-free rate on obligations of similar maturity adjusted to reflect our credit rating. The Company will review reclamation liabilities at least every three years for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation liabilities are reviewed in the period in which a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment to an existing mineral lease. Examples of events that would cause a change in the estimated settlement date include the acquisition of additional reserves or early or delayed closure of a site. Any affect to earnings from cost revisions is included in cost of revenue.

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2018	$51,409
Liabilities incurred	4,331
Accretion expense	5,250
Balance at March 31, 2019	$60,990

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $0 and $2,247,213 as at March 31, 2019 and March 31, 2018 respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as March 31, 2019 which were excluded from the calculation of diluted loss per common share.

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

Non-controlling Interests

The Company’s non-controlling interests are interests in RMR Aggregates, Inc not owned by the Company. The Company evaluates whether non-controlling interests are subject to redemption features outside of its control. The amounts reported for non-controlling interests on the Company’s Consolidated Statements of Operations represent the portion of income or losses not attributable to the Company.

Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company has adopted this ASU and has include applicable disclosures in Note C below to address these requirements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will result in lessees recognizing most leases on the balance sheet. Lessees are required to disclose more quantitative and qualitative information about their leases than current U.S. GAAP requires. The ASU is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As this standard is applicable for the Company for the financial year commencing April 1, 2019 the Company has evaluated the impact of this guidance and has determined that the Company will record a right of use asset of $526,735 and a lease liability of $526,735 on April 1, 2019.

NOTE C – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to applicable laws and regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the Company does not have sufficient cash or other current assets, nor does it have an established and adequate source of revenues, to cover its operating costs and to allow it to continue as a going concern. As a result, the Company’s auditors issued a going concern opinion for the financial statements at March 31, 2019.

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

The Company is currently working through a number of opportunities to ensure the business will continue as a going concern. These include:

1.	The finalization of the development of the Rail Park with anticipated completion in the later part of the Company’s March 31, 2020 financial year. This will result in sustained annual revenues by providing transloading services, realized gains on the sale of land, and limited future capital development costs.
2.	Certain public infrastructure costs that will be reimbursed through the establishment (after the year-end) of the Rocky Mountain Rail Park Metropolitan District, and
3.	Expansion of the Mid-Continent Quarry, which will allow greater volume production with limited fixed cost increases.

NOTE D - ACCOUNTS RECEIVABLE

Accounts Receivable at March 31, 2019 was $102,870 compared to $79,630 at March 31, 2018. The increase is due to an increase in production and product demand. No allowance has been recorded at this time as the Company remains confident of collection.

NOTE E - INVENTORY

Inventory, which primarily represents finished goods, packaging and fuel are valued at the lower of cost (average) or market.

	March 31, 2019	March 31, 2018
Blasted Rock	$41,021	$37,157
Finished Goods	$923	$3,180
Packaging	$2,450	$9,614
Propane and Fuel	$4,582	$4,339
Total	$48,976	$54,290

NOTE F – PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s assets at March 31, 2019 and March 31, 2018 respectively:

	March 31, 2019	March 31, 2018
Mineral Reserves	$1,477,469	$1,477,469
Mill Equipment	1,287,743	1,273,395
Mining Equipment	336,934	343,711
Mobile Equipment	702,757	716,119
Capitalized Development Costs	-	292,916
Property improvements	65,637	-
Truck and Trailer	146,870	147,856
Office Equipment	1,630	1,630
Total Fixed Assets	4,019,040	4,253,096
Less Accumulated Depreciation	(758,529)	(426,584)
Property, plant and equipment, net of accumulated depreciation	$3,260,511	$3,826,512

	Years	Depreciation rate
Mill Equipment	3 – 15	6.7% - 33.3%
Mining Equipment	2 – 15	6.7% - 50.0%
Mobile Equipment	5 – 12	8.3% - 20.0%
Office Equipment	2 – 3	33.3% - 50.0%

NOTE G – NOTE PAYABLE

On October 3, 2016, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with RMR Aggregates, and Central Valley Administrators Inc., a Nevada corporation (“CVA”). Pursuant to the terms of the Note Purchase Agreement, RMR Aggregates sold to CVA, and CVA purchased from RMR Aggregates, a 10% promissory note in an aggregate principal amount of $2,250,000 (the “Note”). The Note has a maturity date of October 3, 2018 and accrues interest at a rate of 10% per annum.

Under the terms of the Note Purchase Agreement, RMR Aggregates also agreed to issue 20,000 shares of common stock of RMR Aggregates (the “RMRA Shares”) to CVA, which represents 20% of RMR Aggregates’ total issued and outstanding common stock. CVA had the right, at any time, to convert the RMRA Shares into shares of Class B common stock of the Company, at a ratio of 1 share of RMRA Shares being converted into 7.5 shares of the Company’s Class B common stock. RMR Aggregates also had the right, at any time after October 3, 2017 and after the Note is no longer outstanding, to call the RMRA Shares in exchange for shares of Class B common stock of the Company using the same ratio; provided, however, that the amount of RMRA Shares that may be called in exchange for shares of the Company’s Class B common stock was limited to the extent necessary to ensure that, following such exercise, CVA and its affiliates would not beneficially own in excess of 4.99% of the Company’s total issued and outstanding common stock.

The Note matured on October 3, 2018. Effective on that date, RMR Aggregates used proceeds from the sale of common stock and available cash for the repayment of the principal amount of the Note. In connection with the Note being paid in full in accordance with the Note Purchase Agreement, CVA converted all of its 20,000 shares of RMR Aggregates common stock into 150,000 shares of the Company’s Class B common stock in December 2018.

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

The Company also has a capital lease agreement, which was assumed in connection with the CalX acquisition. The capital lease has a remaining term of less than 12 months for mining equipment, which is included as part of property, plant and equipment. Depreciation related to capital lease assets is included in depreciation expense.

Future payments on capital lease obligations are as follows:

Fiscal year ended March 31:
2020	$31,101
2021	-
Total future minimum lease payments	$31,101

NOTE I – TRANSACTIONS WITH RELATED PARTIES

The Company has accrued $1,315,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Chief Executive Officer and President. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

On February 1, 2015, RMR IP entered into a management services agreement with Industrial Management LLC (“IM”), to provide services to RMR IP and affiliated entities, which include assistance in operational and administrative matters, identifying, analyzing, and structuring growth initiatives, and potential strategic acquisitions. Chad Brownstein, CEO of the Company, was a manager of IM. As compensation for these services, RMR IP will pay to IM an annual cash management fee in an amount equal to the greater of 2% of the Company’s annual gross revenues or $1,000,000, and a development fee with respect to any capital project incurred by RMR IP equal to 2% of total project costs. In addition, IM has the option to be assigned all available royalties from RMR IP’s mineral holdings, leases or interests greater than 75% of net revenue interests for all mineral rights or production of minerals. At IM’s sole discretion, it may choose to accept a preferred convertible security with a 15% dividend accruing quarterly in lieu of cash for some or all of the annual management fee, development fee and royalty assignments. Such preferred convertible securities shall be convertible into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to fifty percent of the market price of the applicable Class B Common Stock on the day prior to the date of issuance. In addition, these preferred convertible securities are callable for a cash, for a period of six months following the date of issuance; provided, however, that if called, IM shall have the option to convert the called preferred stock into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to sixty-six and two thirds percent of the market price of the applicable Class B Common Stock on the business day immediately preceding the issuance date of preferred stock, and will include a blocker provision. In connection with the management services agreement with IM, RMR IP entered into a registration rights agreement which requires RMR IP to register for resale any securities issued as consideration under the management services agreement. The registration rights agreements provide for both demand and piggy-back registration rights and requires that IM not transfer any shares of RMR IP during a 90 day period following the effective date of a registration statement. The registration rights agreement terminates when the shares held by IM become eligible for resale pursuant to Rule 144. On January 30, 2018, the Company entered into an Asset Purchase Agreement with IM and consummated the purchase of all the assets of IM, including any accrued payments payable to IM, for a total consideration of 882,352 shares of the Company’s Class B Common Stock. The share consideration represents an estimated fair value of $15,000,000. Following the closing of the transaction, the Company had no remaining liabilities or accrued payments owed to IM.

NOTE J – SHAREHOLDERS’ DEFICIT

Reverse Stock Split

On September 4, 2015, the Company implemented a reverse stock split of all of its authorized and issued and outstanding shares of Class B Common Stock in ratio of one-for-twenty. All historical and per share amounts have been adjusted to reflect the reverse stock split.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At March 31, 2019, no preferred stock was issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At March 31, 2019 and March 31, 2018, the Company had 35,785,858 and 4,032,752 shares issued, and 35,785,858 and 2,865,217 shares outstanding of Class A Common Stock and Class B Common Stock, respectively.

The holders of Class A Common Stock have the right to vote on all matters on which stockholders have the right to vote. The holders of Class B Common Stock have the right to vote solely on matters where the vote of such holders is explicitly required under Nevada law.  The holders of Class A Common Stock and Class B Common stock have equal distribution rights, provided that distributions in securities shall be made in either identical securities or securities with similar voting characteristics.  The holders of Class A Common Stock and Class B Common Stock are entitled to receive identical per-share consideration upon a merger, conversion or exchange of the Company with another entity, and have equal rights upon a dissolution, liquidation or winding-up of the Company.

During the fiscal year ended March 31, 2019, the Company entered into subscription agreements with certain accredited investors (the "Purchasers") to sell 8,000 units of the Company’s securities (the “Units”) at $25.00 per Unit. The Company received $200,000 in proceeds from the sale of the Units. Each Unit entitles the Purchaser to one share of Class B Common Stock of the Company and a warrant to purchase one of Class B Common Stock at an exercise price of $25.00. Accredited investors exercised warrants to purchase 520,417 shares of Class B Common Stock for which the Company received $7,323,761 in gross proceeds.

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

NOTE K – SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the "2015 Plan"), authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of March 31, 2019, there were 1,670,440 shares still available for future issuance under the 2015 Plan.

Stock Options

The Company grants stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The nonqualified options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates and expire ten years from the date of grant.

Valuation Assumptions for Stock Options

During the three months ended December 31, 2016, the Company granted options to our employees to purchase an aggregate of 400,000 shares of our common stock, with estimated total grant-date fair values of $828,800. The Company recorded stock-based compensation related to stock options of $44,468 during the year ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, unamortized stock-based compensation was $0 related to unvested stock options. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

November 21, 2016
Average risk-free interest rate	1.79%
Average expected life (in years)	5.0
Volatility	33.85%
Dividend yield	0.0%

•	Risk-Free Interest Rate: The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.
•	Expected Term: We have limited historical information regarding expected option term. Accordingly, we determine the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.
•	Expected Volatility: Stock volatility for each grant is measured using the weighted average of historical daily price changes of our competitors’ common stock over the most recent period equal to the expected option term of the awards.
•	Expected Dividend: We have not paid any dividends and do not anticipate paying dividends in the foreseeable future.

Stock Option Activity

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at April 1, 2018	300,000	$6.34	8.9	$-
Granted	-
Exercised	-
Forfeited	100,000
Expired	-
Outstanding at March 31, 2019	200,000	$6.34	8.9	$-
Vested and expected to vest March 31, 2019	68,000
Exercisable at March 31, 2019	132,000	$6.34	8.9	$-

Stock Awards

On February 26, 2015, our Board of Directors and our stockholders approved and adopted the “2015 Plan”.

The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the 2015 Plan to employees, directors and/or consultants in such awards is 2,244,789 shares as of March 31, 2019. Our Board of Directors currently serves as the administrator of the 2015 Plan. As of March 31, 2019, 1,119,118 shares have been issued under the 2015 Plan.

During fiscal 2019 the Company granted 616,618 restricted shares of Class B Common Stock, with an aggregate grant date fair value of $11,125,006, to employees, directors and contractors.  The restricted shares vest ratably over a three or four-year vesting period, subject to continued service. During fiscal 2019, 180,000 restricted shares of common stock were forfeited by employees.

During fiscal 2018 the Company granted 165,000 restricted shares of Class B Common Stock, with an aggregate grant date fair value of $2,509,000, to employees, directors and contractors.  The restricted shares vest ratably over a three- or four-year vesting period, subject to continued service.

NOTE L – INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses since inception and has a full valuation allowance on its deferred tax asset. At March 31, 2019 and 2018 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to losses generated and uncertainties surrounding its ability to generate future taxable income. Accordingly, the net deferred tax assets have been fully reserved.

Net deferred tax assets consist of the following components:

	March 31, 2019	March 31, 2018
Deferred tax asset:
Net operating loss carryforwards	$13,963,112	$9,576,233
Stock compensation	799,570	174,730
Fixed assets	1,270,689	1,074,340
Intangible assets	3,756	(731)
Accrued liabilities	(980,529)	(156,444)
Charitable contributions		1,019
Deferred rent	11,886	3,936
State taxes - current	4,095	2,236
Deferred tax liabilities:
State taxes - deferred	(214,625)	(196,438)
Valuation allowance	(14,857,954)	(10,478,881)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss from continuing operations as follows:

March 31, 2019
Tax computed at federal statutory rate	$(1,673,518)
State tax, net of federal tax benefit	(681,555)
Meals and entertainment	68,190
Debt discount amortization	-
Stock for services	(13,750)
Change in valuation allowance	2,300,633
Net provision for income taxes	$-

The Company has accumulated federal net operating loss carryovers of approximately $36,547,299 and state accumulated net operating loss carryover of approximately $36,134,539 as of March 31, 2019 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The federal and state tax losses begin to expire in 2033.

NOTE M – COMMITMENTS AND CONTINGENCIES

The Company has certain non-cancelable operating leases for office locations that are not accounted for as liabilities under GAAP. Future minimum lease commitments under these non-cancelable operating leases at March 31, 2019 are as follows:

Lease Commitment
2020	258,396
2021	230,669
2022	121,429
Total minimum lease payments	$610,494

NOTE N–SELLING GENERAL AND ADMINISTRATIVE COSTS

Selling general and administrative costs for the year ended March 31, 2019 period were $8,516,630 compared to $5,472,254 in the prior year.

NOTE O– INTEREST EXPENSE

The interest expense for the year ended March 31, 2019 was $516,036 compared to the prior year of $749,515 the decrease is the result of a note payable of $2,250,000 that was repaid on October 1, 2018.

NOTE P– SUBSEQUENT EVENTS

On April 26, 2019, RMR Logistics entered into an asset purchase agreement with H2K, LLC, a Colorado limited liability company (“the Seller”), pursuant to which it acquired the Seller’s trucking, hauling, paving, road building, dirt work, sewer line, and demolition services operations.

Subsequent to March 31, 2019, the Company issued 29.5 preferred stock and received $2,952,000 in gross proceeds. During the same period accredited investors exercised warrants to purchase 175,000 shares of Class B common stock at an exercise price of $12.50 - $20.00.

On December 3, 2019, an accredited investor owning 5,263 shares of RMR Aggregates common stock elected to convert its common stock of RMR Aggregates in to 166,667 shares of RMRI Class B common stock, pursuant to an Equity Conversion Agreement between the accredited investor, RMR Aggregates and RMRI. Upon conversion, RMR Aggregates became a wholly owned subsidiary of RMRI.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 27, 2015, between RMR Industrials, Inc., OLYB Acquisition Corporation and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).

3.4	Terms and conditions of equity instruments (filed herewith)

4.1	Form of Warrant (incorporated by reference to our Amendment No. 4 to the Registration Statement on Form S-1 filed on October 8, 2015).

10.1	Option Agreement, dated August 25, 2014, between Colorado School of Mines and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.2	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.6	Voting Agreement, dated February 27, 2015, between Principio Management LLC and 77727111, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.7	Assignment Agreement, dated October 15, 2014, between RMR Holdings, Inc. and RMR IP, Inc. (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.8	Amendment No. 1 to Option Agreement dated as of May 25, 2015, between RMR IP, Inc. and Colorado School of Mines (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2015).

10.9	2015 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015)

10.10	Note Purchase Agreement dated October 3, 2016, by and among RMR Aggregates, Inc., Central Valley Administrators Inc., and RMR Industrials, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.11	Promissory Note dated October 3, 2016, made and executed by RMR Aggregates, Inc. for the benefit of Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.12	Security Agreement dated October 3, 2016, by and between RMR Aggregates, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.13	Share Pledge Agreement dated October 3, 2016, by and between RMR Industrials, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

10.14	Voting Agreement dated October 3, 2016, by and between RMR Industrials, Inc. and Central Valley Administrators, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 11, 2016)

21.1	List of Subsidiaries (Filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (Filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)