Form 10-Q
period 2019-06-30
Rocky Mountain Industrials, Inc.
filed 2021-01-04
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-55402

Rocky Mountain Industrials, Inc. (formerly RMR Industrials, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	46-0750094
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4601 DTC Blvd., Suite 130

Denver, CO 80237

(Address of principal executive offices)

(720) 614-5213

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of December 31, 2020, the registrant had 35,785,858 shares of Class A Common Stock, 4,401,277 shares of Class B Common Stock outstanding and 118.5 shares of Preferred Stock outstanding.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, achievements, or industry results, expressed or implied by such forward-looking statements. Such uncertainties and risks include those discussed in the “Risk Factors” and similar sections of our Annual Report on Form 10-K for the year ended March 31, 2019 and our other filings with the Securities and Exchange Commission, all of which are incorporated by reference herein. Forward-looking statements appear in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Quarterly Report.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2019

Page(s)
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2019 and March 31, 2019	F-1

Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018	F-2

Unaudited Statement of Changes in Stockholder Equity for the three months ended June 30, 2019 and 2018	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5

ROCKY MOUNTAIN INDUSTRIALS, INC.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2019	March 31, 2019
ASSETS
Current assets
Cash	$855,977	$528,417
Accounts receivable	241,273	102,870
Inventory	32,246	48,976
Prepaid expenses	134,747	140,223
Restricted cash	112,130	111,694
Total current assets	1,376,373	932,180

Right of use asset	450,546	-
Property, plant and equipment, net of accumulated depreciation	5,250,635	3,260,511
Land under development	5,833,024	5,304,374
Asset retirement obligation	26,810	43,323
Goodwill	338,585	41,000
Deposits and other assets	36,785	65,842
Total assets	$13,312,758	$9,647,230

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,294,942	$875,465
Accrued liabilities	231,868	182,348
Accrued liabilities, related party	1,190,000	1,315,000
Capital lease payable, current	-	31,101
Note Payable	1,059,426	-
Line of Credit	664,604	-
Equipment loan payable, current	304,786	330,230
Total current liabilities	4,745,626	2,734,144

Note payable, net of discount	1,424,250	-
Deferred rent	-	39,898
Accrued reclamation liability	62,478	60,990
Preferred Shares Debt	203,814	-
Lease Liability	450,546	-
Total liabilities	6,886,714	2,835,032

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized: none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on June 30, 2019 and March 31, 2019, respectively.	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized, 4,103,252 and 4,032,752 shares issued outstanding on June 30, 2019 and March 31, 2019, respectively.	4,539	4,033
Additional paid-in capital	44,651,787	42,102,105
Accumulated deficit	(38,217,961)	(35,428,938)
Total Rocky Mountain Industrials, Inc stockholders’ deficit	6,474,151	6,712,986
Noncontrolling interest	(48,107)	99,212
Total stockholders’ equity (deficit)	$6,426,044	$6,812,198
Total liabilities and stockholders’ equity (deficit)	$13,312,758	$9,647,230

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three	For the three
	months ended	months ended
	June 30, 2019	June 30, 2018
Revenue	$477,724	$329,614
Cost of goods sold	421,300	319,854
Gross profit	56,424	9,760
Selling, general and administrative (includes depreciation, depletion and amortization)	2,927,187	1,411,849
Loss from operations	(2,870,763)	(1,402,089)
Gain on sale of assets	18,000	-
Interest income (expense), net	(83,579)	(235,775)
Loss before income tax provision	(2,936,342)	(1,637,864)
Income tax expense	-	-
Net loss	(2,936,342)	(1,637,864)
Add: Net loss attributed to noncontrolling interest	(147,319)	(74,506)
Net loss attributable to Rocky Mountain Industrials, Inc.	(2,789,023)	(1,563,358)

Basic and diluted loss attributable to Rocky Mountain Industrials, Inc. per common share	$(0.53)	$(0.35)

Weighted average shares outstanding	5,185,212	4,555,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statement of Changes in Stockholder Equity (Unaudited)(Continued)

	Common Stock Class A		Common Stock Class B		Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, March 31, 2018	35,785,858	$35,786	2,868,967	$2,869	$30,237,968	$(27,429,017)	$(188,207)	$2,659,399
Issuance of common stock for exercise of a warrant	—	—	209,040	209	3,123,468	—	—	3,123,677
Issuance of restricted common shares for compensation	—	—	145,000	145	(145)	—	—	—
Stock-based compensation from stock options	—	—	—	—	344,386	—	—	344,386
Net loss for the three months ended June 30, 2018	—	—	—	—	—	(1,563,358)	(74,506)	(1,637,864)
Balance, June 30, 2018	35,785,858	35,786	3,223,007	3,223	33,705,677	(28,992,375)	(262,713)	4,489,598

	Common Stock Class A		Common Stock Class B		Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, March 31, 2019	35,785,858	$35,786	4,032,752	$4,033	$42,102,105	$(35,428,938)	$99,212	$6,812,198
Issuance of warrant for services	-	-	-	436	299,723	-	-	300,159
Issuance of common shares for subscription	-	-	75,000	75	1,499,925	-	-	1,500,000
Issuance of restricted common shares for compensation	-	-	37,000	37	(37)	-	-	-
Issuance of common stock for services	-	-	12,000	12	(12)	-	-	-
Stock-based compensation from stock options	-	-	-	-	750,029	-	-	750,029
Forfeiture of common stock	-	-	(53,500)	(54)	54	-	-	-
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(2,789,023)	(147,319)	(2,936,342)
Balance, June 30, 2019	35,785,858	35,786	4,103,252	4,539	44,651,787	(38,217,961)	(48,107)	6,426,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018
Cash flow from operating activities
Net loss	$(2,936,342)	$(1,637,864)
Depreciation and amortization expense	102,011	85,806
Stock-based compensation	1,050,189	344,594
Amortization of debt discount	-	165,671
Paid-in-kind interest	-	65,804
Accretion expense	16,513	-
Deferred rent	(39,898)	-
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable	(138,403)	(26,343)
Prepaid expenses	5,476	2,420
Inventory	16,730	25,595
Restricted cash	(436)	97,940
Deposits	29,057	(2)
Accounts payable	419,477	(22,172)
Accounts payable, related party	-	-
Accrued liabilities	(8,418)	(1,042)
Accrued liabilities, related party	(125,000)	(365,000)
Deferred rent	-	(1,143)
Net cash used in operating activities	(1,609,044)	(1,265,736)

Acquisition of H2K	(2,120,000)	-
Acquisition of land for development	(528,650)	-
Acquisition of new accounting system	-	-
Purchase of property, plant and equipment	(269,719)	(450,211)
Net cash used in investing activities	(2,918,369)	(450,211)

Payments on equipment loan	(56,547)	(45,413)
Payments on capital leases	-	(9,862)
Proceeds from note payable	1,424,250	-
Repayment of debt	-	-
Proceeds from issuance of Class B common stock	1,500,000	3,123,468
Proceeds from issuance of unsecured note	1,000,000	-
Proceeds from short term debt	783,456	-
Proceeds from issuance OF PREFERRED SHARES	203,814	-
Net cash provided by financing activities	4,854,973	3,068,193

Net increase in cash	327,560	1,352,246

Cash at beginning of period	528,417	814,621
Cash at end of period	$855,977	$2,166,867

Supplemental cash flow information
Cash paid for interest	$22,511	$4,452
Cash paid for income taxes	-	-
Right of use asset	450,546	-
Lease liability	(450,546)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RMR Industrials, Inc. (the “Company”, “RMR”, “we”, “our”, “us”.) seeks to acquire and consolidate complementary industrial assets. RMI’s consolidation strategy is to assemble a portfolio of mature and value-add industrial commodities businesses to generate scalable enterprises with a broad portfolio of products and services addressing a common and stable customer base.

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

During January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly-owned subsidiary to acquire and develop a rail terminal and services facility (the “Rail Park”). Rail Land Company purchased an approximately 470-acre parcel of real property located in Bennett, Colorado on February 1, 2018. During July 2018, we exercised our option to acquire an additional approximately 150 acres for a total of 620 acres.

On April 26, 2019, RMR Logistics entered into an asset purchase agreement with H2K, LLC, a Colorado limited liability company (“the Seller”) pursuant to which RMR Logistics acquired the Seller’s trucking assets.

On January 1, 2020, the Company changed its name from RMR Industrials, Inc. to Rocky Mountain Industrials, Inc., (RMI).

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for the period ended June 30, 2019 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) regulations.

Business Acquisitions

When the Company acquires businesses where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets it is not considered a business. As such, the Company accounts for these types of acquisitions as asset acquisitions. When substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset or a group of similar assets and contains acquired inputs and processes which have the ability to contribute to the creation of outputs, these acquisitions are accounted for as business combinations.

The Company considers single identifiable assets as tangible assets that are attached to and cannot be physically removed and used separately from another tangible asset without incurring significant cost or significant diminution in utility or fair value. The Company considers similar assets as assets that have a similar nature and risk characteristics.

Whether the Company’s acquisitions are treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the fair value of the purchase price is allocated among the assets acquired and any liabilities assumed by valuing the property as if it was vacant.  The “as-if-vacant” value is allocated to land, buildings, improvements and any liabilities, based on management’s determination of the relative fair values of such assets and liabilities as of the date of acquisition.

Upon acquisition, the Company allocates the purchase price based upon the fair value of the assets and liabilities acquired. The Company allocates the purchase price to the fair value of the tangible assets. The Company values improvements at replacement cost, adjusted for depreciation.

Management’s estimates of value are made using a comparable sales analysis of similar businesses. Factors considered by management in its analysis of include equipment types and the sales prices of comparable assets. The Company includes an estimate of property taxes in the purchase price allocation of acquisitions to account for the expected liability that was assumed.

When above or below market leases are acquired, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying consolidated balance sheets, is amortized as an increase to rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred.

In the event of a business combination, using information available at the time of business combination, the Company allocates the total consideration to tangible assets and liabilities and identified intangible assets and liabilities.  During the measurement period, which may be up to one year from the acquisition date, the Company may adjust the preliminary purchase price allocations after obtaining more information about assets acquired and liabilities assumed at the date of acquisition.

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

Revenue Recognition

As of January 1,2018, we adopted ASU NO. 2014-09, “Revenue from Contracts with Customers” (Topic 606). The Company recognizes revenues, upon delivery of goods to the customer – at which time the Company’s performance obligation is satisfied at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

Revenue includes product sales of limestone, aggregate materials and other transportation charges to customers, net of discounts, allowances or taxes, as applicable.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. As of June 30, 2019, the Company views its operations and manages its business as three operating segments, Aggregates mining, Logistics and Rail Park.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of June 30, 2019, the Company had cash of $855,977 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Restricted Cash

The Company has $112,130 in restricted cash held as cash collateral for a reclamation bond for the Bureau of Land Management and Colorado Division of Reclamation, Mining and Safety, to be held for the rehabilitation costs of the Mid-Continent Quarry and conclusion of the mining at this location.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company analyzes collectability based on historical payment patterns and macroeconomic factors which may affect the customers’ industry. Past due balances over 90 days based on payment terms are reviewed individually for collectability. The Company does not have any off-balance sheet credit exposure related to its customers. Concentration of credit risk is limited to certain customers to whom we make substantial sales. As of June 30, 2019, the Company had one large customer that accounted for approximately 34% of our accounts receivable balance and 69% of our revenue. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed and take appropriate action when necessary. As a result, we believe that accounts receivable credit risk exposure is limited.

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

Depletion of acquired mineral properties is determined pursuant to a unit-of-extraction method which provides for depletion of such costs over the productive life of the mineral properties. The unit-of-extraction rate is determined by computing the production for the period as a percentage of total estimated and recoverable limestone as of that period. Significant judgement is involved in the determination of the estimate of total recoverable limestone in the unit-of-extraction method. Our internal engineering estimates of total estimated and recoverable limestone is a key component in determination of the unit-of-extraction rate. Our estimates of the recoverable limestone may change, possibly in the near term, resulting in changes to depletion rates in future periods. During the years ended June 30, 2019 and 2018, depletion of mineral properties was approximately $7,992 and $10,618

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7 as such the Company expenses any development costs as incurred.

Land Under Development

Land under development is recorded at cost. Significant improvements are capitalized, while maintenance and repair expenses are charged to operations as incurred. These costs relate to the ongoing development of the Rail Park.

Lease Obligations

On April 1, 2019, we adopted FASB ASU 2016-02, Leases: (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.

For leases in which the Company is the lessee, the Company determined that the guidance has a material impact as the Company has three operating leases for office space. Two of these leases have greater than 12 months remaining on the term of these leases at the date of the adoption of this guidance and as such the Company recorded a right of use asset and a lease liability of $491,111 at the date of adoption. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The Company also is committed to a lease for a portable office space and for the use of a Dozer within the Company’s aggregates operation, on adoption of the new lease accounting standard the Company recorded a right of use asset and lease liability of $35,625 for these leases.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable material, future commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of June 30, 2019, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of the long-lived assets’ capitalized cost is based primarily on estimated salvage values or alternative future uses.

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of June 30, 2019, the Company’s undiscounted reclamation obligations totaled approximately $221,081. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2019	$60,990
Liabilities incurred	-
Accretion expense	1,488
Balance at June 30, 2019	$62,478

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $1,059,466 and $0 as at June 30, 2019 and March 31, 2019 respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as June 30, 2019 which were excluded from the calculation of diluted loss per common share.

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

Non-controlling Interests

The Company’s non-controlling interests are interests in RMR Aggregates, Inc. not owned by the Company. The Company evaluates whether non-controlling interests are subject to redemption features outside of its control. The amounts reported for non-controlling interests on the Company’s Consolidated Statements of Operations represent the portion of income or losses not attributable to the Company.

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

In the past year, the Company funded operations by using cash proceeds received through the issuance of common and preferred stock and proceeds from debt financing. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

The Company is currently working through a number of opportunities to ensure the business will continue as a going concern. These include:

1.	The development of the Rail Park will generate sustained annual revenues by providing transloading services and realized gains on the sale of land while limiting future capital development costs.
2.	Expansion of the Mid-Continent Quarry, which will allow greater volume production with limited fixed cost increases.

NOTE D – ACCOUNTS RECEIVABLE

Accounts Receivable at June 30, 2019 was $241,273 compared to $102,870 at March 31, 2019. The increase is due to a increase in production and product demand. No allowance is recorded, as all items are current.

NOTE E – INVENTORY

Inventory, which primarily represents finished goods, packaging and fuel, are valued at the lower of cost (average) or market.

	June 30, 2019	March 31, 2019
Blasted Rock	$32,246	$41,021
Finished Goods	$-	$923
Packaging	$-	$2,450
Propane and Fuel	$-	$4,582
Total	$32,246	$48,976

NOTE F – PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s assets at June 30, 2019 and March 31, 2019 respectively:

	June 30, 2019	March 31, 2019
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,273,395	1,287,743
Mining Equipment	336,934	336,934
Mobile Equipment	2,923,782	849,627
Property improvements	69,263	65,637
Office Equipment	9,710	1,630
Total Fixed Assets	6,090,553	4,019,040
Less Accumulated Depreciation	(839,918)	(758,529)
Property, plant and equipment, net of accumulated depreciation	$5,250,635	$3,260,511

	Years	Depreciation rate
Mill Equipment	3 – 15	6.7% - 33.3%
Mining Equipment	2 – 15	6.7% - 50.0%
Mobile Equipment	5 – 12	8.3% - 20.0%
Office Equipment	2 – 3	33.3% - 50.0%

NOTE G – NOTE PAYABLE

On April 4, 2019, RMI entered into a Senior Unsecured Promissory Note with Bienville Capital Partners, LP, a New York based investment firm for $1,000,000. The note accrued to $1,250,000 at maturity on April 4, 2020. Subsequent to the date of this filing, the note was paid off with proceeds from an issuance of preferred stock.

On April 26, 2019, RMR Logistics entered into an asset purchase agreement with H2K, LLC, a Colorado Limited liability company (“the seller”). Pursuant to the agreement which RMR Logistics acquired the sellers trucking assets. As a result of this acquisition RMR Logistics entered into a Term loan for $1,800,000. The loan matures on April 26th, 2026 and accrues interest of 5.64% and is classified under long term liabilities, note payable, net of discount. Subsequent to the date of this filing, certain assets acquired in the sale were sold and used to pay down the term loan.

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

Future payments on capital lease obligations are as follows:

Fiscal year ended March 31:
2020	$20,837
2021	-
Total future minimum lease payments	$20,837

NOTE I – TRANSACTIONS WITH RELATED PARTIES

The Company has accrued $1,190,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

NOTE J – SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At June 30, 2019, no shares of preferred stock were issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock and 100,000,000 shares of Class B Common Stock. At June 30, 2019 and March 31, 2019, the Company had 35,785,858 of Class A Common Stock outstanding. On June 30, 2019 and March 31, 2019, the Company had 4,103,252 and 4,032,752 shares issued and outstanding, respectively.

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

During the period ended June 30, 2019, an accredited investor exercised a warrant to purchase shares of Class B Common Stock for which the Company received $1,500,000 in gross proceeds.

NOTE K – SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the "2015 Plan"), authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of June 30, 2019, there were shares still available for future issuance under the 2015 Plan.

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

NOTE L – SELLING GENERAL AND ADMINISTRATIVE COSTS

Selling general and administrative costs for the three month period ended June 30, 2019 were $2,927,187 compared to $1,411,849 in the prior year. Increases in salaries, employee benefits, and consulting fees were primarily responsible for the increase.

NOTE M – INTEREST EXPENSE

The interest expense for the three month period ended June 30, 2019 was $83,579 compared to the prior year of $235,775 the decrease is the result of a note payable of $2,250,000 that was repaid on October 1, 2018.

NOTE N – SEGMENT REPORTING

Rocky Mountain Industrials, Inc (RMI) has three reportable segments: aggregates, logistics and Rail Park. The aggregates segment produces chemical grade lime for use in the aggregates market. The logistics segment is in the process of developing a rail access delivery location and will generate sales through a combination of land sales as well as lease income and Rail services. The Rail Park segment will require significant future capital injections before the segment will start generating recurring revenue. The Company expects that the rail park development will conclude late in the Company’s 2021 financial year or early in the Company’s 2022 financial year. The aggregates segment relied significantly on sales to the West Elk Mine for the period ended June 30, 2019. The sales to the West Elk Mine contributed 69% of revenue to this segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. RMI evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

RMI accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

RMI’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Description	Aggregates	Logistics	Rail Park	Other	Total
Revenues from external customers	233,950	325,461	-	(81,687)	477,724
Intersegment revenues	(81,689)	81,689	-	-	-
Interest revenue	-	-	-	-	-
Interest expense	1,254	18,996	-	63,329	83,579
Depreciation, depletion and amortization	73,179	58,178	-	302	131,659
Segment loss	483,321	51,949	6,773	2,404,334	2,936,342
Segment assets	3,595,281	2,732,450	5,823,125	1,161,902	13,312,758
Expenditure for segment assets	-	2,271,025			2,271,025

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

On November 17, 2014, Rocky Mountain Resource Holdings, Inc. (“RMR”) became our majority shareholder by acquiring 5,200,000 shares of our common stock (the “Shares”), or 69.06% of the issued and outstanding shares of our common stock, pursuant to stock purchase agreements with Messrs. El Maraana and Salah Blal, our former officers and directors. The Shares were acquired for an aggregate purchase price of $357,670.

On December 8, 2014, we changed our name to “RMR Industrials, Inc.” in connection with a change in our business plan.

RMR Industrials, Inc. (“we”, “us”, the “Company” or “RMR”) is dedicated to operating industrial assets in the United States which include minerals, materials, and services. Our vision is to become a key provider of industrial materials and services in the Rocky Mountain region. We have a strategy to own, operate, develop, acquire and vertically integrate complementary industrial businesses.

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

During January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly owned subsidiary to acquire and develop a rail terminal and services facility (“Rail Park”). Rail Land Company purchased 620 acres of real estate located in Bennett, Colorado. The Company’s development of the Rail Park is intended to expand the Company’s customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services.

On April 26, 2019 RMR Logistics entered into an asset Purchase agreement with H2K, LLC, a Colorado Limited Liability Company (“the Seller”) pursuant to which RMR Logistics acquired the sellers trucking assets.

On January 1, 2020 we changed our name to “Rocky Mountain Industrials, Inc.” in connection with a change in our business plan.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

Revenues

Our revenues for the three-month period ended June 30, 2019 were $477,724. This compares to revenue for the same period ended June 30, 2018 of $329,614. The increase in revenues were driven by the increased tons sold from the Company’s Glenwood Springs mine.

Cost of Goods Sold

Our cost of goods sold for the three-month period ended June 30, 2019 were $421,300 This compares to cost of goods sold for the same period ended June 30, 2018 of $319,854. The increase in costs related to increased production during the year.

Operating Expenses

Our operating expenses for the three-month period ended June 30, 2019 were $2,927,187. This compares to operating expenses for the same periods ended June 30, 2018 of $1,411,849. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs, salaries and wages, and depreciation and amortization. The increase was due to increased head count coupled with costs incurred by the Company in relation to the Company’s rail park development.

Interest Expense (Income), net

Our interest expense, net for the three-month period ended June 30, 2019 was $83,579, compared to $235,775 of interest expense for the same period ended June 30, 2019. The $2,250,000 note payable issued to an accredited investor in October 2016 was paid off on October 3, 2018.

Net Loss Attributable to Rocky Mountain Industrials, Inc.

Our net loss for the three-month period ended June 30, 2019 was $2,936,342. This compares to a net loss for the same period ended June 30, 2018 of $1,637,864.

Liquidity and Capital Resources

As of June 30, 2019, we had current assets of $1,376,373, total current liabilities of $4,745,626 and working capital deficiency of $3,369,253. We have incurred an accumulated loss of $38,217,961 since inception. Our independent auditors issued an audit opinion for our financial statements for the fiscal year ended March 31, 2019 which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are approximately $200,000 per month. As evidenced by approximately $1.2 million of our current liabilities being owed to related parties, we have relied historically on related parties to sustain the Company’s operations. In order to successfully execute our business plan, the net proceeds of a $10-20 million offering will be required to finance our planned acquisition and for general working capital purposes.

We do not generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to our business plan which contemplates future acquisitions. We anticipate generating losses at least through the 2020 fiscal year. We anticipate that we will be able to raise sufficient amounts of working capital in the near term through debt or equity offerings as may be required to meet short-term obligations.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through June 30, 2019 totaling $38,217,961 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the fiscal year ended March 31, 2019 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness described below.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented. Accordingly, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting, which resulted in untimely financial statement filings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we sold to accredited investors two shares of preferred stock for gross proceeds of $200,000.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Date: December 31, 2020	By:	/s/ Gregory M. Dangler
Gregory M. Dangler
Chief Executive Officer
(Principal Executive Officer)

Date: December 31, 2020	By:	/s/ William M. Brown
William M. Brown
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)