Form 10-Q
period 2019-09-30
Rocky Mountain Industrials, Inc.
filed 2021-01-04
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Unless otherwise specified or required by context, as used in this Report, the terms "we," "our," "us" and the "Company" refer collectively to RMR Industrials, Inc. (“RMR”) and its wholly/majority-owned subsidiaries, RMR Aggregates, Inc., RMR Logistics, Inc., Rail Land Company, LLC, RMR Recycling, RMR Water LLC, and RMR Ready Mix, Inc.. Unless otherwise indicated, the term "common stock" refers to shares of our Class A Common Stock and Class B Common Stock.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2019

Page(s)
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and September 30, 2018	F-1

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018	F-2

Unaudited Statement of Changes in Stockholder Equity for the three months ended September 30, 2019	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5

Rocky Mountain Industrials, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2019	March 31, 2019
ASSETS
Current assets
Cash	$1,047,906	$528,417
Accounts receivable	249,841	102,870
Inventory	23,077	48,976
Prepaid expenses	313,044	140,223
Restricted cash	184,494	111,694
Total current assets	1,818,362	932,180

Right of use asset	374,357	-
Property, plant, and equipment, net	5,743,168	3,260,511
Land under development	6,046,799	5,304,374
Asset retirement obligation, net	25,206	43,323
Goodwill	331,809	41,000
Deposits and other assets	36,785	65,842
Total assets	$14,376,486	$9,647,230

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,787,667	$875,465
Accrued liabilities	350,311	182,348
Accrued liabilities, related party	1,185,000	1,315,000
Line of credit	1,131,224	-
Capital lease payable, current	-	31,101
Note Payable	1,122,268	-
Equipment loan payable, current	254,467	330,230
Total current liabilities	5,830,937	2,734,144

Note payable, net of discount	1,382,494	-
Capital lease payable, noncurrent	-	-
Equipment loan payable, noncurrent	-	-
Deferred rent	-	39,898
Lease Liability	374,357	-
Accrued reclamation liability	63,966	60,990
Preferred Shares-debt	207,847	-
Total liabilities	7,859,601	2,835,032

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; 7.5 issued and outstanding on September 30, 2019	757,266	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on September, 2019 and March 31, 2019	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,288,252 and 4,032,752 shares issued outstanding on September 30, 2019 and March 31, 2019 respectively	4,639	4,033
Additional paid-in capital	47,106,196	42,102,105
Accumulated deficit	(41,182,848)	(35,428,938)
Total stockholders’ deficit	$6,721,039	$6,712,986
Non-Controlling Interest	(204,154)	99,212
Total stockholders’ equity deficit	$6,516,885	$6,812,198
Total liabilities and stockholders’ deficit	$14,376,486	$9,647,230

The accompanying notes are an integral part of these financial statements.

Rocky Mountain Industrials, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three	For the six	For the three	For the six
	months ended	months ended	months ended	months ended
	September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2018
Revenue	$655,336	1,133,060	1,326,529	1,656,143
Cost of goods sold	636,684	1,057,984	232,015	551,869
Gross profit	18,652	75,076	1,094,514	1,104,274
Selling, general and administrative	3,022,403	5,949,590	1,740,429	3,152,278
Loss from operations	(3,003,751)	(5,874,514)	(645,915)	(2,048,004)
Gain on sale of assets	(10,105)	7,895	-	-
Interest income (expense), net	(107,078)	(190,657)	(261,906)	(497,735)
Loss before income tax provision	(3,120,934)	(6,057,276)	(907,821)	(2,545,739)
Income tax expense	-
Net loss	(3,120,934)	(6,057,276)	(907,821)	(2,545,739)
Add: Net loss attributed to noncontrolling interest	(156,047)	(303,366)	(102,243)	(170,992)
Net loss attributable to Rocky Mountain Industrials, Inc.	$(2,964,887)	(5,753,910)	(805,578)	(2,374,747)

Basic and diluted loss attributable to Rocky Mountain Industrials, Inc. per common share	$(0.56)	$(1.10)	(0.17)	(0.51)

Weighted average shares outstanding	5,263,208	5,242,210	4,713,955	4,666,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Industrials, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended September 30, 2019	Six months ended September 30, 2018
Cash flow from operating activities
Net loss	$(6,057,276)	(2,545,739)
Depreciation and amortization expense	242,130	172,452
Stock-based compensation	1,880,322	699,174
Accretion expense	18,117	-
Amortization of debt discount	-	356,424
Deferred rent	(39,898)	(2,519)
Paid-in-kind interest	-	133,267
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable	(146,971)	(71,400)
Prepaid expenses	(172,821)	(20,923)
Inventory	25,899	21,710
Restricted cash	(72,800)	84,869
Deposits and other assets	29,057	(18,958)
Accounts payable	912,202	370,184
Accrued liabilities	111,512	(1,458)
Accrued liabilities, related parties	(130,000)	(625,000)
Net cash used in operating activities	(3,400,527)	(1,447,917)

Acquisition of business, net of cash	(2,120,000)	-
Acquisition of land for development	(742,425)	-
Purchase of property, plant and equipment	(895,596)	(1,816,456)
Net cash used in investing activities	(3,758,021)	(1,816,456)

Payments on equipment loan	(106,864)	(38,116)
Proceeds from line of credit	1,131,224	(19,823)
Proceeds from note payable	1,382,495	-
Payments from issuance of unsecured note	1,000,000	-
Proceeds from short term debt	181,694	-
Proceeds from issuance of Class B common stock	3,124,376	6,273,533
Proceeds from issuance of preferred shares	965,112	-
Net cash provided by (used in) financing activities	7,678,037	6,215,594

Net (decrease) increase in cash	519,489	2,951,221

Cash at beginning of period	528,417	814,621
Cash at end of period	$1,047,906	3,765,842

Supplemental cash flow information
Cash paid for interest	$73,511	(497,735)
Cash paid for income taxes	-	-
Right of use Asset	374,357	-
Lease liability	(374,357)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statement of Changes in Stockholder Equity (Unaudited)(Continued)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, March 31, 2018	-	-	35,785,858	$35,786	2,868,967	$2,869	$30,237,968	$(27,429,017)	$(188,207)	$2,659,399
Issuance of common stock for exercise of a warrant	-	-	-	-	209,040	209	3,123,468	-	-	3,123,677
Issuance of restricted common shares for compensation	-	-	-	-	145,000	145	(145)	-	-	-
Stock-based compensation from stock options	-	-	-	-	-	-	344,386	-	-	344,386
Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	(1,563,358)	(74,506)	(1,637,864)
Balance, June 30, 2018	-	-	35,785,858	35,786	3,223,007	3,223	33,705,677	(28,992,375)	(262,713)	4,489,598
Issuance of restricted common shares for compensation	-	-	-	-	63,824	64	(64)	-	-	-
Issuance of common stock under subscription agreement	-	-	-	-	54,705	55	649,945	-	-	650,000
Forfeiture of common stock	-	-	-	-	(50,000)	(50)	50	-	-	-
Stock-based compensation from restricted stock andoptions	-	-	-	-	-	-	354,524	-	-	354,524
Common stock issued by RMRA	-	-	-	-	-	-	1,875,000	-	625,000	2,500,000
Net loss for the three months ended September 30, 2018	-	-	-	-	-	-	-	(805,591)	(102,163)	(907,754)
Balance, September 30, 2018	-	-	35,785,858	35,786	3,291,536	3,292	36,585,132	(29,797,966)	260,124	7,086,368

	Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, March 31, 2019	-	-	35,785,858	$35,786	4,032,752	$4,033	$42,102,106	$(35,428,938)	$99,212	$6,812,198
Issuance of warrant for services	-	-	-	-	-	436	299,723	-	-	300,159
Issuance of common shares for subscription	-	-	-	-	75,000	75	1,499,925	-	-	1,500,000
Issuance of restricted common shares for compensation	-	-	-	-	37,000	37	(37)	-	-	-
Issuance of common stock for services	-	-	-	-	12,000	12	(12)	-	-	-
Stock-based compensation from stock options	-	-	-	-	-	-	750,029	-	-	750,029
Forfeiture of common stock	-	-	-	-	(53,500)	(54)	54	-	-	-
Net loss for the six months ended September 30, 2019	-	-	-	-	-	-	-	(2,789,023)	(147,319)	(2,936,342)
Balance, June 30, 2019	-	-	35,785,858	$35,786	4,103,252	$4,539	$44,651,787	$(38,217,961	$(48,107)	$6,426,044
Issuance of warrant for services	-	-	-	-	-	(85)	-	-	-	(85)
Issuance of Preferred Shares	7.5	757,266	-	-	-	-	-	-	-	757,266
Issuance of common shares for subscription	-	-	-	-	100,000	100	1,624,900	-	-	1,625,000
Issuance of restricted common shares for compensation	-	-	-	-	85,000	85	(85)	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-
Stock-based compensation from stock options	-	-	-	-	-	-	-	-	-	-
Forfeiture of common stock	-	-	-	-	-	-	829,594	-	-	829,594
Net loss for the six months ended September 30, 2019	-	-	-	-	-	-	-	(2,964,887)	(156,047)	(3,120,934)
Balance, September 30, 2019	7.5	757,266	35,785,858	35,786	4,288,252	4,639	47,106,196	(41,182,848)	(204,154)	6,516,885

ROCKY MOUNTAIN INDUSTRIALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

RMR Industrials, Inc. (the “Company”, “RMI”, “we”, “our”, “us”) seeks to acquire and consolidate complementary industrial assets. RMI’s consolidation strategy is to assemble a portfolio of mature and value-add industrial commodities businesses to generate scalable enterprises with a broad portfolio of products and services addressing a common and stable customer base.

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

On January 1, 2020, the Company changed its name from RMR Industrials, Inc. to Rocky Mountain Industrials, Inc.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for the period ended September 30, 2019 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) regulations.

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

Whether the Company’s acquisitions are treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the fair value of the purchase price is allocated among the assets acquired and any liabilities assumed by valuing the property as if it was vacant. The “as-if-vacant” value is allocated to land, buildings, improvements, and any liabilities, based on management’s determination of the relative fair values of such assets and liabilities as of the date of acquisition.

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

Revenue Recognition

As of January 1, 2018, we adopted ASU NO. 2014-09, “Revenue from Contracts with Customers” Topic 606. The Company recognizes revenue upon delivery of goods to the customer at which time the Company’s performance obligation is satisfied at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five step analysis outlined in Topic 606 (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

Revenue includes product sales of limestone, aggregate materials and other transportation charges to customers net of discounts, allowance or taxes, as applicable.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. As of September 30, 2019, the Company views its operations and manages its business as three operating segments, Aggregates mining, Logistics and Rail Park.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2019, the Company had cash of $1,047,906 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Restricted Cash

The Company has $184,494 in restricted cash held as cash collateral for a reclamation bond for the Bureau of Land Management and Colorado Division of Reclamation, Mining, Safety, to be held for the rehabilitation costs of the Mid-Continent Quarry and conclusion of the mining at this location.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company analyzes collectability based on historical payment patterns and macroeconomic factors which may affect the customers’ industry. Past due balances over 90 days based on payment terms are reviewed individually for collectability. The Company does not have any off-balance sheet credit exposure related to its customers. Concentration of credit risk is limited to certain customers to whom we make substantial sales. As of September 30, 2019, the Company had one large customer that accounted for approximately 27% of our accounts receivable balance and 48% of our revenue. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed and take appropriate action when necessary. As a result, we believe that accounts receivable credit risk exposure is limited.

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

Depletion of acquired mineral properties is determined pursuant to a unit-of-extraction method which provides for depletion of such costs over the productive life of the mineral properties. The unit-of-extraction rate is determined by computing the production for the period as a percentage of total estimated and recoverable limestone as of that period. Significant judgement is involved in the determination of the estimate of total recoverable limestone in the unit-of- extraction method. Our internal engineering estimates of total estimated and recoverable limestone is a key component in determination of the unit-of- extraction rate. Our estimates of the recoverable limestone may change, possibly in the near term, resulting in changes to depletion rates in future periods. During the years ended September 30, 2019 and 2018, depletion of mineral properties was approximately $7,000 and $10,100

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7 as such the Company expenses any development costs as incurred.

Land Under Development

Land under development is recorded at cost. Significant improvements are capitalized, while maintenance and repair expenses are charged to operations as incurred. These costs relate to the ongoing development of the Rail Park.

Lease Obligations

On April 1, 2019, we adopted FASB ASU 2016-02, Leases: (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases

For leases in which the Company is the lessee, the Company determined that the guidance has a material impact as the Company has three operating leases for office space. Two of these leases have greater than 12 months remaining on the term of these leases at the date of the adoption of this guidance and as such the Company recorded a right of use asset and a lease liability of $491,111 at the date of adoption. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The Company also is committed to a lease for a portable office space and for the use of a Dozer within the Company’s aggregates operation, on adoption of the new lease accounting standard the Company recorded a right of use asset and lease liability of $35,625 for these leases.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable material, future commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of September 30, 2019, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of the long-lived assets’ capitalized cost is based primarily on estimated salvage values or alternative future uses.

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of September 30, 2019, the Company’s undiscounted reclamation obligations totaled approximately $221,081. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2019	$60,990
Liabilities incurred	-
Accretion expense	2,976
Balance at September 30, 2019	$63,966

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

The fair value of notes payable was $1,122,268 and $0 as at September 30, 2019 and March 31, 2019 respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as September 30, 2019 which were excluded from the calculation of diluted loss per common share.

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

NOTE D – ACCOUNTS RECEIVABLE

Accounts Receivable at September 30, 2019 was $249,841 compared to $102,870 at March 31, 2019. The increase is due to an increase in production and product demand. No allowance is recorded, as all items are current.

NOTE E – INVENTORY

Inventory, which primarily represents finished goods, packaging and fuel, are valued at the lower of cost (average) or market.

	September 30, 2019	March 31, 2019
Blasted Rock	$23,077	$41,021
Finished Goods	$-	$923
Packaging	$-	$2,450
Propane and Fuel	$-	$4,582
Total	$23,077	$48,976

NOTE F – PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s assets at September 30, 2019 and March 31, 2019 respectively:

	September 30, 2019	March 31, 2019
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,287,743	1,287,743
Mining Equipment	336,934	336,934
Mobile Equipment	849,627	849,627
Property improvements	65,637	65,637
Office Equipment	1,630	1,630
Total Fixed Assets	4,019,040	4,019,040
Less Accumulated Depreciation	(758,529)	(758,529)
Property, plant and equipment, net of accumulated depreciation	$5,743,168	$3,260,511

	Years	Depreciation rate
Mill Equipment	3 – 15	6.7% - 33.3%
Mining Equipment	2 – 15	6.7% - 50.0%
Mobile Equipment	5 – 12	8.3% - 20.0%
Office Equipment	2 – 3	33.3% - 50.0%

NOTE G – NOTE PAYABLE

On April 4, 2019 RMI entered into a Senior Unsecured Promissory Note with Bienville Capital Partners, LP, a New York based investment firm for $1,000,000. The note accrued to $1,250,000 at maturity on April 4, 2020. Subsequent to the date of this filing the note was paid off with proceeds from an issuance of preferred stock.

On April 26, 2019 RMR Logistics entered into an asset purchase agreement with H2K, LLC, a Colorado Limited liability company (“the seller”). Pursuant to the agreement which RMR Logistics acquired the sellers trucking assets. As a result of this acquisition RMR Logistics entered into a Term loan for $1,800,000. The loan matures on April 26th, 2026 and accrues interest of 3.79% and is classified under long term liabilities, Note Payable, net of discount. Subsequent to the date of this filing, certain assets acquired in the sale were sold and used to pay down the term loan.

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

Future payments on capital lease obligations are as follows:

Fiscal year ended March 31:
2020	$10,471
2021	-
Total future minimum lease payments	$10,471

NOTE I – TRANSACTIONS WITH RELATED PARTIES

The Company has accrued $1,185,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

NOTE J – SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At September 30, 2019, 7.5 shares of preferred stock were issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, and 100,000,000 shares of Class B Common Stock. At September 30, 2019 and March 31, 2019, the Company had 35,785,858 Class A shares issued and outstanding. On September 30, 2019 and March 31, 2019, the Company had 4,288,252 and 4,032,752 Class B Common Stock issued and outstanding.

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

During the six month period ended September 30, 2019, the company entered into subscription agreements with accredited investors (“the purchasers“) to offer and sell preferred stock for which the company received $950,000 in gross proceeds. During the same period purchasers exercised warrants to purchase $175,000 shares of class B common stock for which the company received $3,125,000 in gross proceeds.

NOTE K – SHARE-BASED COMPENSATION

The Rocky Mountain Industrials, Inc. 2015 Equity Incentive Plan (the "2015 Plan"), authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of September 30, 2019, there were shares still available for future issuance under the 2015 Plan.

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

NOTE L–SELLING GENERAL AND ADMINISTRATIVE COSTS

Selling general and administrative costs for the six month period ended September 30, 2019 were $5,949,590 compared to $3,152,278 in the prior year. Increases in salaries, employee benefits, and consulting fees were primarily responsible for the increase.

NOTE M– INTEREST EXPENSE

The interest expense for the six month period ended September 30, 2019 was $190,657 compared to the prior year of $497,735. The decrease is the result of a note payable of $2,250,000 that was repaid on October 1, 2018.

NOTE N– SEGMENT REPORTING

Rocky Mountain Industrials, Inc (RMI) has three reportable segments: aggregates, logistics, and Rail Park. The aggregates segment produces chemical grade lime for use in the aggregates market. The logistics segment is in the process of developing a rail access delivery location and will generate sales through a combination of land sales as well as lease income and rail services. The Rail Park segment will require significant future capital injections before the segment will start generating recurring revenue. The Company expects that the rail park development will conclude late in the Company’s 2021 financial year or early in the Company’s 2022 financial year. The aggregates segment relied significantly on sales to the West Elk Mine for the period ended September 30, 2019. The sales to the West Elk Mine contributed 48% of revenue to this segment.

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

Description	Aggregates	Logistics	Rail Park	Other	Total
Revenues from external customers	501,525	813,572	-	(182,037)	1,133,059
Intersegment revenues	(182.037)	182.037	-	-	-
Interest revenue	-	-	-	-	-
Interest expense	2,367	50,821	-	137,468	190,656
Depreciation, depletion and amortization	143,931	158,909	-	1,278	304,118
Segment loss	944,390	334,357	21,604	4,756,925	6,057,276
Segment assets	3,599,439	3,175,151	6,036,901	1,564,995	14,376,486
Expenditure for segment assets	-	2,704,124			2,704,124

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

Results of Operations

Comparison of the Three and Six Months Ended September 30, 2019 and September 30, 2018

Revenues

Our revenues for the three-month and six-month period ended September 30, 2019 were $655,336 and $1,133,060, respectively. This compares to revenue for the same period ended September 30, 2018 of $1,326,529 and $1,656,143. The decrease in revenues in September 2019 was due to the sale of a natural gas pipeline under the Rail Park for $1,000,000 in 2018.

Cost of Goods Sold

Our cost of goods sold for the three-month and six-month periods ended September 30, 2019 were $636,684 and $1,057,984, respectively. Compared to cost of goods sold for the same periods ended September 30, 2018 of $232,015 and $551,869. The increase from 2018 to 2019 was due to an increase in aggregate production.

Operating Expenses

Our operating expenses for the three-month and six-month periods ended September 30, 2019 were $3,022,403 and $5,949,590. This compares to operating expenses for the same periods ended September 30, 2018 of $1,740,429 and $3,152,278. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs, salaries and wages, and depreciation and amortization. The increase was due to increased head count coupled with costs incurred by the Company in relation to the Company’s rail park development.

Interest Expense (Income), net

Our interest expense, net for the three-month and six-month periods ended September 30, 2019 were $107,078 and $190,657, compared to $261,906 and $497,735 of interest expense for the same period ended September 30, 2018. The $2,250,000 note payable, issued to an accredited investor in October 2016, was paid off on October 3, 2018.

Net Loss Attributable to Rocky Mountain Industrials, Inc.

Our net loss for the three-month and six-month periods ended September 30, 2019 was $3,120,934 and $6,057,276. This compares to a net loss for the same periods ended September 30, 2018 of $907,821 and $2,545,739.

Liquidity and Capital Resources

As of September 30, 2019, we had current assets of $1,818,362, total current liabilities of $5,830,937 and working capital deficiency of $4,012,575. We have incurred an accumulated loss of $41,182,848 since inception. Our independent auditors issued an audit opinion for our financial statements for the fiscal year ended March 31, 2019 which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through September 30, 2019 totaling $41,182,848 and have completed the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the fiscal year ended March 31, 2019 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented. Accordingly, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting, which resulted in untimely financial statement filings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended September 30, 2019, accredited investors purchased 9.5 preferred shares with gross proceeds of $950,000. During the same period accredited investors excercised warrants to purchase 175,000 Class B Common Stock shares for which the Company received $3,125,000 in gross proceeds.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Information regarding mine safety violations is included in Exhibit 95 to this quarterly report.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1 *	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosures
101*	Interactive Data Files

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