Form 10-Q
period 2019-12-31
Rocky Mountain Industrials, Inc.
filed 2021-01-04
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2019

or

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of December 31, 2020, the registrant had 35,785,858 shares of Class A Common Stock, 4,401,277 shares of Class B Common Stock outstanding and 118.5 shares of Preferred Stock outstanding.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements.” Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “estimates,” “intends,” “plan” “expects,” “may,” “will,” “should,” “predicts,” “anticipates,” “continues,” or “potential,” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, achievements, or industry results, expressed or implied by such forward-looking statements. Such uncertainties and risks include those discussed in the “Risk Factors” and similar sections of our Annual Report on Form 10-K for the year ended March 31, 2019 and our other filings with the Securities and Exchange Commission, all of which are incorporated by reference herein. Forward-looking statements appear in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report.

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

Unless otherwise specified or required by context, as used in this Report, the terms “we,” “our,” “us” and the “Company” refer collectively to RMR Industrials, Inc. (“RMR”) and its wholly owned subsidiaries, RMR Aggregates, Inc., RMR Logistics, Inc., Rail Land Company, LLC, RMR Recycling, RMR Water LLC, and RMR Ready Mix, Inc. Unless otherwise indicated, the term “common stock” refers to shares of our Class A Common Stock and Class B Common Stock.

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

RMR INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RMR INDUSTRIALS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2019

Page(s)
Unaudited Condensed Consolidated Balance Sheets as of December 31, 2019 and March 31, 2019	F-1

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018	F-2

Unaudited Statement of Changes in Stockholder Equity for the nine months ended December 31, 2019	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

5

RMR Industrials, Inc.

Unaudited Condensed Consolidated Balance Sheets

	December 31, 2019	March 31, 2019
ASSETS
Current assets
Cash	$251,016	$528,417
Accounts receivable	221,150	102,870
Inventory	10,338	48,976
Prepaid expenses	481,503	140,223
Restricted cash	206,365	111,694
Total current assets	1,170,372	932,180

Right of use asset	298,168	-
Property, plant, and equipment, net	5,599,145	3,260,511
Land under development	6,513,882	5,304,374
Asset retirement obligation	22,994	43,323
Goodwill	321,953	41,000
Deposits and other assets	61,785	65,842
Total assets	$13,988,299	9,647,230

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$881,591	$875,465
Accrued liabilities	908,229	182,348
Accrued liabilities, related party	1,005,000	1,315,000
Line of Credit	1,328,711	-
Capital lease payable, current	-	31,101
Note Payable	1,185,109	-
Equipment loan payable, current	214,003	330,230
Total current liabilities	5,522,643	2,734,144

Note payable, net of discount	1,311,033	-
Lease liability	298,169	-
Preferred shares-debt	211,879	-
Accrued reclamation liability	65,453	60,990
Deferred rent	-	39,898
Total liabilities	7,409,177	2,835,032

Stockholders' Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; 27.52 issued and outstanding	2,789,861	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on December 31, 2019 and March 31, 2019, respectively.	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized, 4,448,919 and 4,032,752 outstanding on December 31, 2019 and March 31, 2019, respectively.	4,800	4,033
Additional paid-in capital	47,995,870	42,102,105
Accumulated deficit	(44,247,195)	(35,428,938)
Total stockholders’ deficit	$6,579,122	$6,712,987
Noncontrolling interest	-	99,212
Total liabilities and stockholders’ deficit	$6,579,122	$6,812,198
	13,988,299	9,647,230

The accompanying notes are an integral part of these financial statements.

RMR Industrials, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three	For the nine	For the three	For the nine
	months ended	months ended	months ended	months ended
	December 31, 2019	December 31, 2019	December 31, 2018	December 31, 2018
Revenue	$660,170	$1,690,327	$308,186	$1,964,969
Cost of goods sold	546,963	1,502,044	287,901	840,410
Gross profit	113,207	188,283	20,285	1,124,559
Selling, general and administrative (includes depreciation, depletion and amortization)	2,841,512	8,791,103	3,115,163	6,267,829
Loss from operations	2,728,305	8,602,820	3,094,878	5,143,270
Gain on sale of assets	-	7,895
Interest (expense), net	(131,888)	(322,544)	(13,049)	(510,234)
Loss before income tax provision	2,860,193	8,917,469	3,107,927	5,653,504
Income tax expense	-	-	-	-
Net loss	2,860,193	8,917,469	3,107,927	5,653,504
Add: Net loss attributed to noncontrolling interest	-		37,721	170,992
Net loss attributable to RMR Industrials, Inc.	$2,860,193	$8,917,469	3,070,206	5,482,512

Basic and diluted loss attributable to RMR Industrials, Inc. per common share	$(.55)	$(1.69)	$(0.64)	$(1.16)

Weighted average shares outstanding	5,243,793	5,282,958	4,834,690	4,722,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statement of Changes in Stockholder Equity (Unaudited)(Continued)

	Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, March 31, 2018	—	—	35,785,858	$35,786	2,868,967	$2,869	$30,237,968	$(27,429,017)	$(188,207)	$2,659,399
Issuance of common stock for exercise of a warrant	—	—	—	—	209,040	209	3,123,468	—	—	3,123,677
Issuance of restricted common shares for compensation	—	—	—	—	145,000	145	(145)	—	—	—
Stock-based compensation from stock options	—	—	—	—	—	—	344,386	—	—	344,386
Net loss for the three months ended June 30, 2018	—	—	—	—	—	—	—	(1,563,358)	(74,506)	(1,637,864)
Balance, June 30, 2018	—	—	35,785,858	35,786	3,223,007	3,223	33,705,677	(28,992,375)	(262,713)	4,489,598
Issuance of restricted common shares for compensation	—	—	—	—	63,824	64	(64)	—	—	—
Issuance of common stock under subscription agreement	—	—	—	—	54,705	55	649,945	—	—	650,000
Forfeiture of common stock	—	—	—	—	(50,000)	(50)	50			—
Stock-based compensation from restricted stock andoptions	—	—	—	—	—	—	354,524	—	—	354,524
Common stock issued by RMRA	—	—	—	—	—	—	1,875,000	—	625,000	2,500,000
Net loss for the three months ended September 30, 2018	—	—	—	—	—	—	—	(805,591)	(102,163)	(907,754)
Balance, September 30, 2018	—	—	35,785,858	35,786	3,291,536	3,292	36,585,132	(29,797,966)	260,124	7,086,368
Issuance of common stock under subscription agreement	—	—	—	—	196,672	197	2,799,883	—	—	2,800,080
Equity conversion of RMRA to RMRI common stock	—	—	—	—	150,000	150	111,954	—	(112,104)	—
Issuance of restricted common shares for compensation	—	—	—	—	257,794	265	(265)	—	—	—
Issuance of common stock for services	—	—			11,250	11	(11)
Forfeiture of common stock	—	—	—	—	—	—	—
Stock-based compensation from stock options	—	—	—	—	—	—	843,195	—	—	843,195
Net loss for the three months ended December 31, 2018	—	—	—	—	—	—	—	(3,070,206)	(37,721)	(3,107,927)
Balance, December 31, 2018	—	—	35,785,858	$35,786	3,907,252	$3,915	$40,339,888	$(32,868,172)	$110,299	$7,621,716

	Preferred Stock		Common Stock Class A		Common Stock Class B		Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, March 31, 2019	-	-	35,785,858	$35,786	4,032,752	$4,033	$42,102,105	$(35,428,938)	$99,212	$6,812,198
Issuance of warrant for services	-	-	-	-	-	436	299,723	-	-	300,159
Issuance of common shares for subscription	-	-	-	-	75,000	75	1,499,925	-	-	1,500,000
Issuance of restricted common shares for compensation	-	-	-	-	37,000	37	(37)	-	-	-
Issuance of common stock for services	-	-	-	-	12,000	12	(12)	-	-	-
Stock-based compensation from stock options	-	-	-	-	-	-	750,029	-	-	750,029
Forfeiture of common stock	-	-	-	-	(53,500)	(54)	54	-	-	-
Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	(2,789,023)	(147,319)	(2,936,342)
Balance, June 30, 2019	-	-	35,785,858	$35,786	4,103,252	$4,539	$44,651,787	$(38,217,961	$(48,107)	$6,426,044
Issuance of warrant for services			-	-	-	(85)		-	-	(85)
Issuance of Preferred Shares	7.5	757,266	-	-	-	-	-	-	-	757,266
Issuance of common shares for subscription	-	-	-	-	100,000	100	1,624,900	-	-	1,625,000
Issuance of restricted common shares for compensation	-	-	-	-	85,000	85	(85)	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-
Stock-based compensation from stock options	-	-	-	-	-	-	-	-	-	`
Forfeiture of common stock	-	-	-	-			829,594	-	-	829,594
Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	(2,964,887)	(156,047)	(3,120,934)
Balance, September 30, 2019	7.5	757,266	35,785,858	35,786	4,288,252	4,639	47,106,196	(41,182,848)	(204,154)	6,516,885
Equity conversion of RMRA shares for RMRI common share			-	-	166,667	167	(167)	(204,154)	204,154	-
Issuance of Preferred Shares	20.02	2.032.595	-	-	-	-	-	-	-	2,032,595
Issuance of restricted common shares for compensation	-	-	-	-	4,000	4	(4)	-	-	-
Forfeiture of common stock	-	-	-		(10,000)	(10)	10	-	-	-
Stock-based compensation from stock options	-	-	-	-			889,835	-	-	889,835
Net loss for the three months ended December 30, 2019	-	-	-	-				(2,860,193)	-	(2,860,193)
Balance, December 31, 2019	27.52	2,789,861	35,785,858	35,786	4,448,919	4,800	47,995,870	(44,247,195)	-	6,579,122

he accompanying notes are an integral part of these condensed consolidated financial statements.

RMR Industrials, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended December 31, 2019	Nine months ended December 31, 2018
Cash flow from operating activities
Net loss	$(8,917,469)	$(5,653,504)
Depreciation and amortization expense	388,205	260,269
Stock-based compensation	2,770,154	1,542,063
Accretion expense	20,329	-
Amortization of debt discount	-	363,130
Paid-in-kind interest	-	135,554
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable	(118,280)	29,418
Prepaid expenses	(341,280)	(73,842)
Inventory	38,638	(8,831)
Restricted cash	(94,671)	84,654
Deposits	4,057	(32,542)
Accounts payable	6,126	8,998
Accounts payable, related parties	-	(91,566)
Accrued liabilities	1,915,454	695
Accrued liabilities, related parties	(310,000)	(855,000)
Deferred rent	(39,898)	6,654
Net cash used in operating activities	(4,678,635)	(4,283,850)

Acquisition of business, net of cash	(2,120,000)	-
Acquisition of land for development	(1,209,508)	-
Purchase of property, plant and equipment	(887,792)	(1,014,254)
Net cash used in investing activities	(4,217,300)	(1,014,254)

Payments on equipment loan	(147,328)	(87,097)
Payment on capital leases		(29,883)
Proceeds from line of credit	1,328,712	-
Proceeds from note payable	1,311,032	-
Repayment of Debt	-	(2,745,897)
Payments from issuance of unsecured note	-	-
Proceeds from short-term debt
Proceeds from issuance of Class B common stock	3,124,377	6,573,761
Proceeds from issuance of preferred shares	3,001,741	-
Proceeds from issuance of RMRA stock	-	2,500,000
Net cash provided by (used in) financing activities	8,618,534	6,210,883

Net (decrease) increase in cash	(277,401)	912,779

Cash at beginning of period	528,417	814,621
Cash at end of period	$251,016	$1,727,400

Supplemental cash flow information
Cash paid for interest	$73,511	$10,428
Cash paid for income taxes	$-	$-
Right of Use Asset	298,168	-
Lease Liability	(298,168)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

On January 1, 2020, the Company changed its name from RMR Industrials, Inc. to Rocky Mountain Industrials, Inc.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for the period ended December 31, 2019 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) regulations.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. As of December 31, 2019, the Company views its operations and manages its business as three operating segments, Aggregates mining, Logistics and Rail Park.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2019, the Company had cash of $251,016 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Restricted Cash

The Company has $206,365 in restricted cash held as cash collateral for a reclamation bond for the Bureau of Land Management and Colorado Division of Reclamation, Mining & Safety, to be held for the rehabilitation costs of the Mid-Continent Quarry and conclusion of the mining at this location.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company analyzes collectability based on historical payment patterns and macroeconomic factors which may affect the customers’ industry. Past due balances over 90 days based on payment terms are reviewed individually for collectability. The Company does not have any off-balance sheet credit exposure related to its customers. Concentration of credit risk is limited to certain customers to whom we make substantial sales. As of December 31, 2019, the Company had one large customer that accounted for approximately 15% of our accounts receivable balance and 45% of our revenue. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed and take appropriate action when necessary. As a result, we believe that accounts receivable credit risk exposure is limited.

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

Depletion of acquired mineral properties is determined pursuant to a unit-of-extraction method which provides for depletion of such costs over the productive life of the mineral properties. The unit-of-extraction rate is determined by computing the production for the period as a percentage of total estimated and recoverable limestone as of that period. Significant judgement is involved in the determination of the estimate of total recoverable limestone in the unit-of- extraction method. Our internal engineering estimates of total estimated and recoverable limestone is a key component in determination of the unit-of- extraction rate. Our estimates of the recoverable limestone may change, possibly in the near term, resulting in changes to depletion rates in future periods. During the years ended December 31, 2019 and 2018, depletion of mineral properties was approximately $7,000 and $9,300.

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

For leases in which the Company is the lessee, the Company determined that the guidance has a material impact as the Company has three operating leases for office space. Two of these leases have greater than 12 months remaining on the term of these leases at the date of the adoption of this guidance and as such the Company recorded a right of use asset and a lease liability of $491,111 at the date of adoption. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The Company also is committed to a lease for a portable office space and for the use of a Dozer within the Company’s aggregates operation. On adoption of the new lease accounting standard the Company recorded a right of use asset and lease liability of $35,625 for these leases.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable material, future commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of December 31, 2019, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of the long-lived assets’ capitalized cost is based primarily on estimated salvage values or alternative future uses.

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of December 31, 2019, the Company’s undiscounted reclamation obligations totaled approximately $222,081. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2019	$60,990
Liabilities incurred	4,463
Accretion expense	2,976
Balance at December 31, 2019	$65,453

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

The fair value of notes payable was $2,496,142 and $0 as at December 31, 2019 and March 31, 2019 respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as December 31, 2019 which were excluded from the calculation of diluted loss per common share.

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

NOTE D – ACCOUNTS RECEIVABLE

Accounts Receivable at December 31, 2019 was $221,150 compared to $102,870 at March 31, 2019. The increase is due to a increase in production and product demand. No allowance is recorded, as all items are current.

NOTE E – INVENTORY

Inventory, which primarily represents finished goods, packaging and fuel, are valued at the lower of cost (average) or market.

	December 31, 2019	March 31, 2019
Blasted Rock	$10,338	$41,021
Finished Goods	$-	$923
Packaging	$-	$2,450
Propane and Fuel	$-	$4,582
Total	$10,338	$48,976

NOTE F – PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s assets at December 31, 2019 and March 31, 2019 respectively:

	December 31, 2019	March 31, 2019
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,287,743	1,287,743
Mining Equipment	336,934	336,934
Mobile Equipment	3,544,138	849,627
Property improvements	69,263	65,637
Office Equipment	9,710	1,630
Total Fixed Assets	6,725,257	4,019,040
Less Accumulated Depreciation	(1,126,112)	(758,529)
Property, plant and equipment, net of accumulated depreciation	$5,599,145	$3,260,511

	Years	Depreciation rate
Mill Equipment	3 – 15	6.7% - 33.3%
Mining Equipment	2 – 15	6.7% - 50.0%
Mobile Equipment	5 – 12	8.3% - 20.0%
Office Equipment	2 – 3	33.3% - 50.0%

NOTE G – NOTE PAYABLE

On April 4, 2019 RMI entered into a Senior Unsecured Promissory Note with Beinville Capital Partners, LP, a New York based investment firm for $1,000,000. The note accrued to $1,250,000 at maturity on April 4, 2020. Subsequent to the date of this filing, the note was paid off with proceeds from an issuance of preferred stock.

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

NOTE I – TRANSACTIONS WITH RELATED PARTIES

The Company has accrued $1,005,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

NOTE J – SHAREHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At December 31, 2019, 27.52 shares of preferred stock were issued and outstanding.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, and 100,000,000 shares of Class B Common Stock. At December 31, 2019 and March 31, 2019, the Company had 35,785,858 Class A shares issued and outstanding. As of December 31, 2019 and March 31, 2019 the Company had 4,448,919 and 4,032,752 Class B Common Stock issued and outstanding, respectively.

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

During the nine month period ended December 31, 2019, the Company entered into subscription agreements with accredited investors (“the Purchasers”) to offer and sell 16.02 shares of Preferred Stock for which the Company received $2,552,000 in gross proceeds. During the same period, Purchasers exercised warrants to purchase 4.0 shares of Preferred Stock and 175,000 shares of Class B Common Stock for which the Company received $3,525,000 in gross proceeds.

NOTE K – SHARE-BASED COMPENSATION

The Rocky Mountain Industrials, Inc. 2015 Equity Incentive Plan (the "2015 Plan"), authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of December 31, 2019, there were shares still available for future issuance under the 2015 Plan.

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

NOTE L – SELLING GENERAL AND ADMINISTRATIVE COSTS

Selling general and administrative costs for the nine month period ended December 31, 2019 were $8,791,101 compared to $6,267,829 in the period ended December 31, 2018. Increases in salaries, employee benefits, and consulting fees were primarily responsible for the increase.

NOTE M – INTEREST EXPENSE

The interest expense for the nine month period ended December 31, 2019 was $322,544 compared to the prior year of $510,234. The decrease is the result of a note payable of $2,250,000 that was repaid on October 1, 2018.

NOTE N – SEGMENT REPORTING

Rocky Mountain Industrials, Inc (RMI) has three reportable segments: aggregates, logistics, and Rail Park. The aggregates segment produces chemical grade lime for use in the aggregates market. The logistics segment is in the process of developing a rail access delivery location and will generate sales through a combination of land sales as well as rental lease income and Rail services. The Rail Park segment will require significant future capital injections before the segment will start generating recurring revenue. The Company expects that the rail park development will conclude late in the Company’s 2021 financial year or early in the Company’s 2022 financial year. The aggregates segment relied significantly on sales to the West Elk Mine for the period ended December 31, 2019. The sales to the West Elk Mine contributed 45% of revenue to this segment.

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

Description	Aggregates	Logistics	Rail Park	Other	Total
Revenues from external customers	842,221	1,133,046		(284,939)	1,690,328
Intersegment revenues	(284,939)	284,939			-
Interest expense	3,302	83,435		235,807	322,544
Depreciation, depletion and amortization	215,100	250,240		2,253	467,593
Segment loss	1,204,340	577,496	22,274	7,113,359	8,917,469
Segment assets	3,495,461	3,101,843	6,528,984	862,011	13,988,299
Expenditure for segment assets		2,629,416

Note M – Subsequent Events

Effective January 1, 2021, Gregory M. Dangler has retired from his position of Chief Executive Officer of Rocky Mountain Industrials, Inc.. He does so with no disagreement with the Company. Mr. Dangler will continue in his position as Executive Board Director and will remain an employee of the Company for the near term. Effective January 1, 2021 Brian Fallin was appointed as Chief Executive Officer (“CEO”) of Rocky Mountain Industrials Inc. Prior to being appointed as CEO, Mr. Fallin was the Vice President of Sales of the Company.

Effective January 1, 2021 Andrew Peltz retired from his position as Board Director. He does so without disagreement with the Company. Mr. Peltz will continue on as a shareholder. On January 1, 2021 Adrian Fairbourn was appointed as Board Director. Mr. Fairbourn currently manages an institutional multi-family office direct investment and real asset portfolio.

Effective October 9, 2020, John Anderson, President of Rocky Mountain Industrials Inc., resigned from the Company. He does so without disagreement with the Company. The Role of President will not be replaced at this time.

Subsequent to December 31, 2019 the company issued 25.25 Preferred Shares and received 2,525,000 in gross proceeds. During the same time period accredited investors exercised warrants to purchase 60,000 shares of Class B Common Stock at an exercise price of $12.50 per share.

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

Results of Operations

Comparison of the Three and Nine Months Ended December 31, 2019 and December 31, 2018

Revenues

Our revenues for the three and nine-month periods ended December 31, 2019 were $660,170 and $1,690,327 respectively. This compares to revenue for the three and nine-month periods ended December 31, 2018 of $308,186 and $1,964,969, respectively.

Cost of Goods Sold

Our cost of goods sold for the three and nine-month period ended December 31, 2019 were $546,964 and $1,502,044 respectively. This compares to cost of goods sold for the three and nine-month ended December 31, 2018 of $287,901 and $840,410, respectively. The increase in costs related to increased production during the year.

Operating Expenses

Our operating expenses for the three and nine-month period ended December 31, 2019 were $2,841,512 and $8,791,101, respectively. This compares to operating expenses for the three and nine-month ended December 31, 2018 of $3,115,163 and $6,267,829. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs, salaries and wages, and depreciation and amortization. The increase was due to increased head count coupled with costs incurred by the Company in relation to the Company’s rail park development.

Interest Expense (Income), net

Our interest expense, net for the three and nine-month period ended December 31, 2019 was $131,188 and $322,544, respectively, compared to $13,049 and $510,234 of interest expense for the three and nine-month ended December 31, 2018, respectively. The $2,250,000 note payable, issued to an accredited investor in October 2016, was paid off on October 3, 2018.

Net Loss Attributable to Rocky Mountain Industrials, Inc.

Our net loss for the three and nine-month period ended December 31, 2019 was $2,860,193 and $8,917,469, respectively. This compares to a net loss for the three and nine-month period ended December 31, 2018 of $3,070,206 and $5,482,512, respectively.

Liquidity and Capital Resources

As of December 31, 2019, we had current assets of $1,170,372, total current liabilities of $5,522,643 and working capital deficiency of $4,352,271. We have incurred an accumulated loss of $44,247,195 since inception. Our independent auditors issued an audit opinion for our financial statements for the fiscal year ended March 31, 2019 which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are approximately $200,000 per month. As evidenced by approximately $1.0 million of our current liabilities being owed to related parties, we have relied historically on related parties to sustain the Company’s operations. In order to successfully execute our business plan, the net proceeds of a $10-20 million offering will be required to finance our planned acquisition and for general working capital purposes.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through December 31, 2019 totaling $44,247,195 and have completed the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the fiscal year ended March 31, 2019 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented. Accordingly, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting, which resulted in untimely financial statement filings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2019, the Company entered into subscription agreements with accredited investors (“the Purchasers”) to offer and sell 16.02 shares of Preferred Stock for which the Company received $2,552,000 in gross proceeds. During the same period, Purchasers exercised warrants to purchase 4.0 shares of Preferred Stock and 175,000 shares of Class B Common Stock for which the Company received $3,525,000 in gross proceeds.

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