Form 10-K
period 2020-03-31
Rocky Mountain Industrials, Inc.
filed 2021-04-30
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                                                                                                   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 30, 2020 was N/A.

As of April 30, 2021, the Company had 35,785,858 Shares of Class A Common Stock and 4,675,733 Shares of Class B Common Stock, and 118.47 preferred shares outstanding.

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

Unless otherwise specified or required by context, as used in this Report, the terms "we," "our," "us" and the "Company" refer collectively to Rocky Mountain Industrials, Inc. (“RMI”), formerly known as RMR Industrials, Inc., and its wholly owned subsidiaries, RMR Aggregates, Inc., RMR Logistics, Inc., Rail Land Company, LLC, RMR Recycling, Inc., RMR Water, LLC and RMR Ready Mix, Inc.. Unless otherwise indicated, the term "common stock" refers to shares of our Class A Common Stock and Class B Common Stock.

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

Overview

RMI’s predecessor entity was incorporated in August, 2012 as a Nevada corporation. We are an exploration stage company dedicated to operating industrial assets in the United States (U.S.) including minerals, materials and services. Our strategy is to become a key provider of industrial materials and services in the Rocky Mountain region. We utilize differentiated operational capabilities, which we believe will allow us to outperform conventional operators through diverse markets.

We have a strategy to own, operate, develop, acquire and vertically integrate complementary industrial businesses. The experienced management team of RMR has a multi-cycle track record of operating industrial resource businesses.

We operate the Mid-Continent Quarry in Garfield County, Colorado, producing chemical-grade calcium carbonate that currently services local and regional customers in a variety of end markets, including but not limited to mining, manufacturing, construction, and agriculture. The Mid-Continent Quarry, which is located outside the city of Glenwood Springs, consists of 44 unpatented mining claims owned by the Bureau of Land Management and controlled by RMR. The operation currently serves Arch Coal, local construction firms, and various city and county government construction projects. The quarry is currently undergoing an expansion and modernization effort. For the years ended March 31, 2020 and 2019, we produced and sold 25,474 and 34,060 tons of high-calcium limestone, respectively, from the Mid-Continent Quarry. Please reference “Cautionary Note Regarding Exploration Stage Status and Use of Certain Mining Terms” for disclosure concerning the current stage of our mineral explorations.

We are also actively developing Rocky Mountain Rail Park (the “Rail Park”), a dedicated rail-served industrial business park serving the greater Denver market. In February 2018, we acquired approximately 470 acres of land in Bennett, Colorado which serves as the foundation for the Rail Park. In July 2018 we exercised our option to acquire an additional approximately 150 acres for a total of 620 acres. The Company’s development of the Rail Park is intended to expand the customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services. We intend to be the permanent owner and operator of the Rail Park and once operational, the facility will seek to establish a new industrial hub for rail transportation and related services serving Adams County, Colorado and the greater Denver metropolitan area. The Rail Park sold an 83 acre lot in January of 2021 and we expect this to positively impact the of the property’s southern lots. Tenant interest has been strong after the unanimous approval by the Adams County Board of County Commissioners of the Final Development Plan and Final Plat in September of 2020.

Rail freight capabilities allow the Mid-Continent Quarry’s products to access the Denver market, where demand for calcium carbonate is currently strong and supply is relatively limited. The market opportunity is primarily centered on front range infrastructure demands, but also includes fertilizer, animal feed, and multiple other industrial applications. According to the USGS Natural Aggregates Statistics and information Colorado demand in 2019 for construction aggregate was approximately 47.4 million metric tons per year, comprised of 31.2 million metric tons of sand and gravel and 16.2 million metric tons of crushed stone. The area experiences supply shortages in peak seasons, creating a natural market for our products. We believe we are well-positioned to benefit from this market environment.

In addition to developing and expanding our existing assets, we expect to supplement our growth with strategic acquisitions of related business and the integration these businesses to achieve economies of scale and synergies. We target companies in various sectors directed towards industrial and/or infrastructure applications, including but not limited to construction materials, industrial minerals, industrial resources, logistics solutions, and transportation.

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

Revenues and Customers

For the year ended March 31, 2020, 55% of our consolidated revenue was from one customer. At March 31, 2020, approximately 44% of our accounts receivable were due from the same customer.

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

Markets are typically local due to high transport costs and are generally fragmented, with numerous participants operating in localized markets. According to the 2019 U.S. Geological Survey, the U.S. market for these products was estimated at approximately 2.47 billion tons in 2019, an increase of 5% vs. 2018. Aggregates consumption is more heavily weighted towards public infrastructure and maintenance repair. However, the mix of end uses can vary widely by geographic location, based on the nature of construction activity in each market. Typically, three to six competitors comprise the majority market share in each local market because of constraints around the availability of natural resources and transportation. Regional competitors for construction aggregates in Colorado include Martin Marietta Materials, Inc., Albert Frei & Sons, Inc., Aggregate Industries, Brannan Sand & Gravel Co., LLC, L.G. Everist, Inc., and BURNCO.

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

Health and Safety. Our operations are also governed by laws and regulations relating to workplace safety and worker health, principally regulations and requirements from the Occupational Safety and Health Administration (OSHA) and Mine Safety and Health Administration (“MSHA”). The OSHA hazard communication standard, the EPA’s community right-to-know regulations and similar state programs may require us to organize and/or disclose information about hazardous materials used or produced in our operations. Failure to comply with requirements from these laws and regulations can result in sanctions such as fines and penalties and claims for personal injury and property damage. These requirements may also result in increased operating and capital costs in the future. We believe that we are in substantial compliance with these requirements to extent applicable.

Licenses, Permits and Product Registrations. Certain licenses, permits and product registrations are required for our products and operations in the United States, and in other countries where we do business? The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta and creosote are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Toxic Substances Control Act, and comparable state law) in order to sell those products in the United States. Compliance with these laws has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations. Under FIFRA, the law’s registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers.

Available Information

We maintain a website at http://rockymountainindustrials.com/ that contains additional information about our Company.

Employees

We currently have 15 full-time employees.

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

As a reporting company under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities.

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

Indemnification rights held by our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers, and employees.

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

Each of these factors limits liquidity in the market for our common stock and may therefore make it more difficult for our shareholders to sell their stock. The lack of trading in our stock may in turn make it more difficult for us to raise capital through issuances of stock, as potential investors may be reluctant to invest given the difficulties they may face if they later choose to sell the stock they purchase.

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

Rocky Mountain Industrials, Inc. and RMR Aggregates, Inc. (collectively “RMI”) has a filed a lawsuit pending in the District Court of Garfield County, Colorado.  The defendants include Garfield County and also the City of Glenwood Springs which voluntarily intervened.  The claims include a request for judicial review of two Notices of Violation issued by Garfield County in 2019 and 2020 and the related decision of the Board of County Commissioners (“BOCC”) at a public meeting on April 22, 2019.  RMI had also asserted related claims in federal court for violation of its Constitutional rights to procedural and substantive due process under 42 U.S.C. Sec. 1983 and for declaratory and injunctive relief due to preemption under federal law (the “Federal Claims”).  By stipulation of the parties, the federal court lawsuit was dismissed, and all of the Federal Claims were added to the state lawsuit in Garfield County District Court.  RMR is not presently seeking monetary damages because Garfield County has thus far not sought to enforce its Notices of Violation, but RMR has reserved the right to seek monetary damages in the future.

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

The Company presents the following items regarding certain mining safety and health matters for the fiscal year ended March 31, 2020:

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

•

The Federal Mine Safety and Health Review Commission (the “Commission”) is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. The cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under Section 105 of the Mine Act. The table below shows as of March 31, 2020, the number of legal actions pending before the Commission, and the number of legal actions initiated before the Commission during the year as well as the number of such actions resolved during the year.

Location	MSHA ID	Section 104 S&S Citations (#)	Section 104(b) Orders (#)	Section 104(d) Citations and Orders (#)	Section 110(b)(2) Violations (#)	Section 107(a) Orders (#)	Total Dollar Value of MSHA Assessment/ $ Proposed	Total Number of Mining Related Fatalities (#)	Received Notice of Pattern of Violation Under Section 104(e) (yes/no)	Received Notice of Potential to have Pattern under Section 104(e) (yes/no)	Citation Contests Pending as of Last Day of Period (#)	Citation Contests Instituted During Period (#)	Citation Contests Resolved During Period (#)
Mid-Continent Quarry	0504954	-	-	-	-	-	$365-	-	no	no	-

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Recent Issuance of Unregistered Securities

We issued the following unregistered securities during the fiscal year ended March 31, 2020:

•	We issued 175,000 shares of Class B Common Stock

•	We granted 492,000 shares of Class B Common Stock to employees. We issued 43.27 share of Preferred Stock

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

In January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly-owned subsidiary to acquire and develop a rail terminal and services facility (the “Rail Park”). Rail Land Company purchased an approximately 470-acre parcel of real property located in Bennett, Colorado in February, 2018. In July 2018 we exercised our option to acquire an additional approximately 150 acres for a total of 620 acres. The Company’s development of the Rail Park is intended to expand the customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2020, the Company had cash of $59,040 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable material, future commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of March 31, 2020, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of the long-lived assets’ capitalized cost is based primarily on estimated salvage values or alternative future uses.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of March 31, 2020, the Company’s undiscounted reclamation obligations totaled approximately $222,081, which is expected to be settled within the next 20 years.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration of the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as March 31, 2020 which were excluded from the calculation of diluted loss per common share.

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

 Recent Accounting Pronouncements

Refer to Note B – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Part IV, Item 15 of this Form 10-K) for further discussion.

Results of Operations for the Fiscal Year Ended March 31, 2020 compared to the Fiscal Year Ended March 31, 2019

	For the	For the
	year ended	year ended
	March 31, 2020	March 31, 2019
Revenue	$2,090,791	$1,430,338
Cost of goods sold	1,878,156	1,304,256
Gross profit	212,635	126,082
Selling, general and administrative	12,337,492	8,835,445
Loss from operations	(12,124,857)	(8,709,363)
Loss on sale of assets	(60,176)	-
Other income	-	1,000,000
Interest expense, net	(368,212)	(516,036)
Loss before income tax provision	(12,552,384)	(8,225,399)
Income tax expense	861	(11,087)
Net loss	(12,552,384)	(8,214,312)

Revenues

Revenues for the year ended March 31, 2020 were, 2,090,791, compared to sales of $1,430,338 for the same period in the prior year. The increase of $660,453 was due to an increase in trucking sales.

Cost of Goods Sold

Cost of goods sold for the year ended March 31, 2020, was $ 1,878,156, compared to $1,304,256 for the year ended March 31, 2019.The increase in cost of goods sold is largely due to the increase in labor, repairs and fuel.

Selling, general and administrative

Operating expenses for the year ended March 31, 2020 were $12,337,492, compared to operating expenses for the year ended March 31, 2019 of $8,835,445. Selling, general and administrative expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs and amortization of intangible assets. The main increases consist of $1,400,000 increase in legal fees, including legal fees relating to the Company’s mine expansion project and the development of the Company’s Rail Park project. Salaries and wages increased $750,000 due to the Company increasing staffing largely in relation to the Company’s Rail Park project.

Other income

The Other income in fiscal 2019 is related to $1,000,000 in income received on the sale of an easement on the Company's Rail Park property.

Interest expense, net

Interest decreased as a result of the extinguishment of debt and repayment of notes payable during the year.

Liquidity and Capital Resources

As of March 31, 2020, we had current assets of $800,480, total current liabilities of $6,492,172 and working capital deficit of $5,691,692. We have incurred an accumulated loss of $48,572,143 since inception. Our independent auditors have issued an audit opinion for our financial statements for the year ended March 31, 2020 which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

We do not generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to our business plan, which contemplates future acquisitions, development of the Company’s Rail Park asset and expansion of the Company’s mining operations. We anticipate generating losses through fiscal 2020 and into fiscal 2021. We anticipate that we will be able to raise sufficient amounts of working capital in the near term through debt or equity offerings as may be required to meet short-term obligations, although this cannot be guaranteed. In addition, our Rail Park project is currently under construction and fully platted and entitled, giving us the ability to sell land enhancing our own internal revenue generating platform. In January 2021, we sold an 83-acre lot for $9.1 million.

.

Other than as stated above, we currently do not have any arrangements for additional financing, and we may not be able to obtain financing when required. Our future prospects are dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We will require additional funds to achieve and maintain compliance with SEC reporting obligations and to remain in good standing with the state of Nevada. There are no assurances that we will be able to raise the required working capital on favorable terms, in a timely manner or at all. Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future.

Going Concern

We have incurred net losses since our inception on October 15, 2014 through March 31, 2020 totaling $48,572,143 and have completed the preliminary stages of our business plan.  We anticipate incurring additional losses and will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the fiscal year ended March 31, 2020 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

The Company is currently working through a number of opportunities to ensure the business will continue as a going concern. These include:

1.	Rail Park FDP and Final Plat were unanimously approved by the Adams County Board of County Commissioners on September 1, 2020, paving the way for lot sales and construction. On January 14th, 2021, we sold an 83-acre lot to a Fortune 500 company. This user was the first of twelve available lots in the property. Lot sales will be a primary revenue driver for us with significant interest from many potential light and heavy industrial tenants. Construction will begin in April 2020 and will follow a phased approach from the south parcels to the rail served north parcels.

2.	Construction commencement will include certain public infrastructure costs that will be reimbursed through the establishment of the Rocky Mountain Rail Park Metropolitan District. Reimbursement will be phased as specific infrastructure components are completed and worked through the process.. The RMRP Metro District bond offering closed on April 15th, 2021 raising total proceeds of $65,209,784, of which, $51,234,881 (project fund) will be directly used for public infrastructure construction at the Rail Park.

3.	Potential expansion of the Mid-Continent Quarry, following the proper BLM process will allow for increased production volumes. Current operations are additionally being enhanced to provide for short term revenue and operational sustainability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are included after the signature page of this filing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weakness discussed below.

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

Material Weakness and Related Remediation Initiatives

Our principal executive officer and principal financial officer concluded that as of March 31, 2020, due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls. Due to this situation, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting, which resulted in untimely financial statement filings.

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

Changes in Internal Control over Financial Reporting

The following change in our internal control over financial reporting will materially affect, or is reasonably likely to materially affect, our internal control over financial reporting. The Company subsequently employed a dedicated Chief Financial Officer in March 2021. Part of the role of the Chief Financial Officer is to address the Company’s compliance with new accounting pronouncements and to work to implement and establish applicable controls and processes within the organization.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Chad Brownstein	48	Chairman
Gregory Dangler	39	Executive Vice Chairman
Adrian Fairbourn	51	Director
Barry Munitz	79	Director
Brandon Pilot Brian Fallin Brian Aratani Heidi Kelly	30 47 60 49	Director Chief Operating Officer Chief Financial Officer Executive Vice President

Chad Brownstein is our Chairman of the Board of Directors. He is responsible for board oversight of the RMI corporate strategy . Mr. Brownstein has been Director of the Company since 2014. Since 2008, Mr. Brownstein has been a partner at Rocky Mountain Resource Holdings, a natural resource operating and investment company, and/or its predecessors or affiliates. Previously, from 2009 to 2017, Mr. Brownstein was a board member of the Banc of California. Mr. Brownstein is either a current or past member of the Cedars Sinai Board of Governors, Los Angeles Conservation Corps, and The Palisades Group LLC, a Banc of California Company. Mr. Brownstein attended Columbia Business School and received his B.A. from Tulane University. We believe Mr. Brownstein’s extensive experience with investments and acquisitions will bring value to the Company as we seek to grow our business.

Gregory Dangler Mr. Dangler serves as Director of the Company since 2014. Mr. Dangler is responsible for the day-to-day operations and corporate financial strategy of the Company. Since 2008, Mr. Dangler has been a partner at Rocky Mountain Resource Holdings and/or its predecessors or affiliates. Previously, from 2012-2014, Mr. Dangler held multiple positions, including Chief Restructuring Officer at Prospect Global Resources, a natural resource development company. Prior to that, in 2009, Mr. Dangler founded a venture-backed technology company. As the chief executive of that company, he raised institutional capital and expanded the company’s global presence with operating interests in Africa and South America. From 2006 to 2007, Mr. Dangler was an associate with ITU Ventures, a venture capital firm, making venture and growth investments. While with ITU, Mr. Dangler executed private and public equity transactions, directed M&A activity, and provided strategic support to portfolio companies. In 2000, Mr. Dangler began his career in the U.S. Air Force and by 2004 was managing complex infrastructure projects. Mr. Dangler received a B.S. in Mechanical Engineering from the United States Air Force Academy and an M.B.A. from the University of Southern California’s Marshall School of Business. We believe Mr. Dangler’s knowledge and experience in the industrial resources industry and with emerging growth companies will help to further the Company’s goals and business efforts.

Adrian Fairbourn has served as a director on our Board since January 2021 having already been a major early investor in the business. Adrian began his career as an investment analyst at Parson Penny and Co in Edinburgh in 1995 and Quilter Goodison in London before moving in 1998 to build and manage the highly successful alternative investments operation at Bank of Bermuda. For the 5 years up to 2007 he managed a multi-family office in London, responsible for hedge fund investments, and direct investments and also asset-raising for co-investment opportunities. He started Exception Capital in 2007 and has developed the business into a multi-family office managing European and American families. The focus is on finding exceptional investment opportunities for high net worth families. Since September 2012 he has been managing the multi award-winning Family Fund, which is anchored by a Milan based family. Exception Capital has previously won the ‘Excellence in Investment Management’ award at the Alternative Investment Awards and Adrian was named ‘Gamechanger of the Year (Investment Management)’ in the ACQ Global Awards 2015. He has successfully completed over $1billion of structuring, capital and fund- raising projects for several private companies and alternative funds. In addition, he sits on a number of public and private company boards in the U.S and U.K. and has lived and worked in Asia, Europe, the U.K and is now based in Los Angeles. Adrian was educated in the UK and the US as an English Speaking Union Schoolboy Scholar. An undergraduate degree from Hull University was followed by an MSc from Heriot-Watt University in Edinburgh. He is a Member of the U.K Securities Institute and accredited by the UK’s Financial Services Authority and FINRA in the U.S.

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

Brian Fallin Mr. Fallin serves as Chief Executive Officer at RMI. He has 22 years of sales and operational experience within the construction materials industry. Mr. Fallin is responsible for overseeing the field sales effort, sales strategy and process, and overall revenue generation. Most recently, he spent 17 years with PrimeSource Building Products, a 1.4 billion-dollar private equity owned building materials distribution company. With PrimeSource, Mr. Fallin held several senior level roles such as Region Vice President and Vice President of Field Sales. Mr. Fallin began his career working for Georgia Pacific Corp. in Supply Chain and Sales and holds a Bachelor’s degree in Marketing from the University of Colorado in Boulder, Colorado.

Brian Aratani Mr. Aratani joined the Company in March of 2021 and serves as Chief Financial Officer. Prior to joining the Company Mr. Aratani was with Resources Global Professionals (RGP), a global consulting firm. While at RGP, Mr. Aratani provided financial reporting and accounting policy consultation services to public and private entities in a variety of industries, Mr. Aratani has over 25 years of financial and operational leadership experience with a wide range of companies including Fortune 50 multinationals. As CFO and a C-level executive, Mr. Aratani has managed and been responsible for financial activities of companies, including financial reporting, financial planning and analysis, treasury and cash management. Mr. Aratani began his career with Deloitte & Touche encompassing over 15 years including 3 years as an audit partner. He is a member of the American Institute of CPAs and Colorado Society of CPAs., and received a Bachelor’s degree in Accounting from Colorado State University and is a Certified Public Accountant.

Heidi Kelly Ms. Kelly serves as Executive Vice President at RMI. She has 20+ years of vast financial experience ranging from Fortune 500 public companies to private equity. Ms. Kelly oversees operations, financial reporting, internal controls, and accounting policies. Previously, she served as Chief Financial Officer for a privately held infrastructure company where she led the team to recording a double digit increase in overall revenue and margin expansion. Prior to that, Ms. Kelly was with CH2M Hill and American Health Properties, where she was responsible for all Financial reporting and SEC filings. She began her career with Arthur Andersen LLP. Ms. Kelly is a Certified Public Accountant (inactive status) and holds a Bachelor’s degree in Accounting from Colorado State University.

Family Relationships

There are no family relationships among our directors or executive officers. Brownstein Hyatt Farber Schreck, LLP, whose Chairman of the Board, Norman Brownstein, is the father of our Chairman of the Board, provides services to the Company. Legal fees paid by the Company to Brownstein Hyatt Farber Schreck, LLP in the year ended March 31, 2020 were $313,256.

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

In carrying out its responsibilities, the Board will consider candidates suggested by shareholders. If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the directors must be sent to the Board of Directors, c/o Rocky Mountain Industrials, Inc., 4601 DTC Blvd., Suite 130, Denver, Colorado.

During the year ended March 31, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Chad Brownstein, Gregory Dangler, Adrian Fairbourn, Barry Munitz and Brandon Pilot comprise our Board of Directors, with Mr. Brownstein serving as our Chairman of the Board of Directors. We have determined this leadership structure is appropriate for us based on our existing operations. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on our size, resources and operations.

Our Board of Directors has formed a Mergers and Acquisition Risk Committee and a Financial Risk Committee comprised of several board members and officers of RMI. These committees meet quarterly.

Item 11.	Executive Compensation

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and directors for all services rendered in all capacities to our Company for the fiscal years ended March 31, 2020 and 2019:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chad Brownstein	2019	75,000	—	—	—	—	—	420,000	495,000
(1)Board Chairman	2020	75,000	—	—	—	—	—	420,000	495,000
Gregory Dangler	2019	75,000	—	—	—	—	—	420,000	495,000
(2)Executive Vice Chairman	2020	75,000	—	—	—	—	—	420,000	495,000

(1) Mr Brownstein was CEO during the fiscal Year ended March 31,2019 and 2020

(2)Mr Dangler was President during the fiscal Year ended March 31, 2019 and 2020

On October 15, 2014, RMR IP (now known as RMR Logistics, Inc. (RMRL)), the Company’s subsidiary, entered into consulting agreements with each of Gregory Dangler, who is our current President, and Chad Brownstein, who is our current Chief Executive Officer, pursuant to which each of Mr. Dangler and Brownstein would provide services related to their roles as executive officers of the Company. The Company has accrued $1,315,000 for unpaid officers’ compensation expense in accordance with such consulting agreements through March 31, 2020. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

On October 15, 2014, RMRL entered into consulting agreements with each of Principio Management LLC, which holds 9,499,657 shares of Class A Common Stock of the Company (26.55%), and 77727111, LLC, is the owner of 10,791,701 shares of Class A Common Stock of the Company (30.16%), relating to certain services provided by each of these entities. Mr. Dangler is the sole owner of Principio Management LLC and Mr. Brownstein is the sole owner of 77727111, LLC.

On January 31, 2020 the consulting agreement October 15, 2014 between Chad Brownstein and the Company was terminated. On January 31, 2020 the board resolved to pay Chad Brownstein monthly compensation of $35,000 a month for his services as Non-Executive Board Chairman.

On January 31, 2020 On February 1, 2020 the Company entered into an employment agreement with Chad Brownstein for his Non-Executive services provided to the Company. The employment contract made be terminated at any time.

On February 1, 2015, RMRL entered into a management services agreement with Industrial Management LLC (“IM”), to provide services to RMRL and affiliated entities, which include assistance in operational and administrative matters, identifying, analyzing, and structuring growth initiatives, and potential strategic acquisitions. Chad Brownstein is a Manager of IM. As compensation for these services, RMRL will pay to IM an annual cash management fee in an amount equal to the greater of 2% of the Company’s annual gross revenues or $1,000,000, and a development fee with respect to any capital project incurred by RMRL equal to 2% of total project costs. In addition, IM has the option to be assigned all available royalties from RMRL’s mineral holdings, leases or interests greater than 75% of net revenue interests for all mineral rights or production of minerals. At IM’s sole discretion, it may choose to accept a preferred convertible security with a 15% dividend accruing quarterly in lieu of cash for some or all of the annual management fee, development fee and royalty assignments. Such preferred convertible securities shall be convertible into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to fifty percent of the market price of the applicable Class B Common Stock on the day prior to the date of issuance. In addition, these preferred convertible securities are callable for cash for a period of six months following the date of issuance; provided, however, that if called, IM shall have the option to convert the called preferred stock into either Class A Common Stock or Class B Common Stock (as applicable) at a conversion price equal to sixty-six and two thirds percent of the market price of the applicable Class B Common Stock on the business day immediately preceding the issuance date of preferred stock, and will include a blocker provision. In connection with the management services agreement with IM, RMRL entered into a registration rights agreement which requires RMR IP to register for resale any securities issued as consideration under the management services agreement. The registration rights agreement provides for both demand and piggy back registration rights, and requires that IM not transfer any shares of RMRL during a 90 day period following the effective date of a registration statement. The registration rights agreement terminates when the shares held by IM become eligible for resale pursuant to Rule 144. On January 30, 2018, the Company entered into an Asset Purchase Agreement with IM and consummated the purchase of all the assets of IM, including any accrued payments payable to IM, for a total consideration of 882,352 shares of the Company’s Class B Common Stock. The share consideration represents an estimated fair value of $15,000,000. Following the closing of the transaction, the Company had no remaining liabilities or accrued payments owed to IM.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Chad Brownstein	-0-	-0-	-0-	--	--
Gregory Dangler	-0-	-0-	-0-	--	--

(1)	No options or other equity awards have been issued to Mr Brownstein or Mr Dangler.

Director Compensation

The following table sets forth with the compensation paid to our non-management directors in the fiscal year ended March 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(2)Andrew Peltz	-	200,000	-	-	-	-	200,000
Barry Munitz	-	200,000	-	-	-	-	200,000
Brandon Pilot	-	200,000	-	-	-	-	200,000

1)	Represents the estimated grant date fair value of the 8,000 restricted shares granted to each of the directors named in the table during the year ended March 31, 2020.

2)	Andrew Peltz retired as Board Director in December 2020.

We have no pension, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans. No stock options or stock appreciation rights have been granted to any of our directors or executive officers; none of our directors or executive officers exercised any stock options or stock appreciation rights; and none of them hold unexercised stock options.

Outstanding Equity Awards

As of March 31, 2020, there were 162,324 shares of stock awards outstanding for our directors and officers.

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

The following table sets forth certain information with respect to the beneficial ownership of our Class A Common Stock and Class B Common Stock (on a post reverse-split basis) as of March 31, 2020, for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Class A Common Stock or Class B Common Stock. Unless otherwise specified below, the address of each of the persons listed in the table below is c/o Rocky Mountain Industrials, Inc., 4601 DTC Blvd., Suite 130, Denver, Colorado, 80237.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner (1)	Class of Common Stock (2)	Shares Beneficially Owned		Percentage Beneficially Owned (3)
Directors and Executive Officers

Gregory M. Dangler	Class A	9,499,657	(4)	26.55%
Vice Chairman, Director	Class B	368,823	(4)	7.62%

Chad Brownstein	Class A	10,791,701	(5)	30.16%
Chairman, Director	Class B	531,176	(5)	10.97%

Adrian Fairbourn	Class B	70,333		1.45%
Director

Barry Munitz
Director	Class B	306,853	(7)	6.34%

Brandon Pilot Director	Class B	26,668		0.55%

Andrew Peltz	Class B	47,500		.98%
All Officers and Directors as a Group	Class A	20,291,358		56.70%
	Class B	1,327,353		27.42%

5% Shareholders

Legado Del Rey, LLC	Class A	15,494,500	(6)	43.30%

Principio Management LLC	Class A	9,499,657	(4)	26.55%
	Class B	368,823	(4)	7.62%

77727111, LLC	Class A	10,791,701	(5)	30.16%
	Class B	531,176	(5)	10.97%

The Munitz Family Trust	Class B	306,853	(7)	6.34%
Mitchell C Millas	Class B	512,333		10.58%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	The Company has Class A Common Stock and Class B Common Stock. The holders of Class A Common Stock have the right to vote on all matters on which stockholders have the right to vote. The holders of Class B Common Stock have the right to vote solely on matters where the vote of such holders is explicitly required under Nevada law, such as an approval of a plan of merger, exchange or conversion, an increase or decrease in the number of authorized shares of a class or series of stock in certain circumstances, and other situations as required by Nevada law where the rights, preferences or limitations of such holders are adversely impacted. On matters which the applicable class of stockholders have the right to vote, each Class A Common Stock and Class B Common Stock shall be entitled to one vote per share. The class A shares convert to class B shares on a 20:1 basis upon the finalization of the Company up-listing on an applicable stock exchange.

(3)	Based on 35,785,858 shares of Class A Common Stock and 4,840,919 shares of Class B Common Stock outstanding as of March 31, 2020.

(4)	Mr. Gregory M. Dangler is the indirect owner of 9,499,657 shares of Class A Common Stock and 368,823 shares of Class B Common Stock, which are directly held by Principio Management LLC (“Principio”). The business address of Principio is 4601 DTC Blvd., Suite 130, Denver, CO 80237. The principal business of Principio is to provide management consulting services. Mr. Dangler is the managing member owner of Principio and has sole voting and dispositive power over the shares held by Principio. Principio and 77727111, LLC (see note (5) below) have agreed to vote together on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by Principio, it would be entitled to 474,983 shares of Class B Common Stock, on a post-reverse-split basis. The beneficial ownership of Mr. Dangler as shown in the “Directors and Officers” table above includes the shares owned by Principio as shown in the “5% Shareholders” table above.

(5)	Mr. Chad Brownstein is the indirect owner of 10,791,701 shares of Class A Common Stock and 531,176 shares of Class B Common Stock, which are directly held by 77727111, LLC. The business address of 77727111, LLC is 9301 Wilshire Blvd, Suite 312, Beverly Hills, CA 90210. The principal business of 77727111, LLC is to provide management consulting services. Mr. Brownstein is the managing member of 77727111, LLC and has sole voting and dispositive power over the shares held by 77727111, LLC. Principio and 77727111, LLC have agreed to vote together on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by 77727111, LLC, it would be entitled to 539,585 shares of Class B Common Stock, on a post-reverse-split basis. The beneficial ownership of Mr. Brownstein as shown in the “Directors and Officers” table above includes the shares owned by 77727111, LLC as shown in the “5% Shareholders” table above.

(6)	The business address of Legado Del Rey, LLC is 121 South Beverly Dr., Beverly Hills, CA 90212. The principal business of Legado Del Rey, LLC is to act as a family office. Edward Czuker is the manager of Legado Del Rey, LLC and has sole voting and dispositive power over the shares held by this entity.

(7)	Barry Munitz is the trustee of The Munitz Family Trust and has sole voting and dispositive power over the shares held by this entity.

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

The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is 2,550,558 shares as of March 31, 2020. Our Board of Directors currently serves as the administrator of the Plan. As of March 31, 2020 1,293,618 have been issued under the plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders (Options)	200,000	$6.34	-
Equity Compensation Plans Approved by Security Holders (Restricted Stock)	1,093,618	0.00
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	1,293,618	$6.34	1,256,940

Restricted Stock Awards

During the twelve months ended March 31, 2020, the Company granted 548,000 shares of restricted stock under the 2015 Plan and 93,500 shares of restricted stock have been forfeited. The shares vest over a period between two and four- years from the grant date provided that the award recipient continues to be employed by us through each of those vesting dates.

Stock Options

The Company grants non-qualified stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates, and expire ten years from the date of grant. During the twelve months ended March 31, 2020, the Company did not grant any stock options. As of March 31, 2020, 200,000 stock options remain outstanding and are fully vested.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Brownstein Hyatt Farber Schreck, LLP, whose Chairman of the Board, Norman Brownstein, is the father of our Chairman of the Board, provides services to the Company. Legal fees paid by the Company to Brownstein Hyatt Farber Schreck, LLP in the year ended March 31, 2019 and 2020 were $438,576 and $313,256, respectively.

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

Director Independence

During the fiscal year ended March 31, 2020, we had three independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc. and the Securities and Exchange Commission.

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

The following table sets forth all fees we incurred in connection with professional services rendered by our independent registered public accounting firm, BF Borgers CPA PC during the fiscal year ended March 31, 2020 and 2019:

Fee Type	2020	2019
Audit Fees	$95,040	$106,580
Tax Fees	1,635	3,340-
All Other Fees	-	-
	$96,675	$109,920

PART IV

Item 15.	Exhibits Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedule

See Index to Consolidated Financial Statements

(b)	Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 27, 2015, between RMR Industrials, Inc., OLYB Acquisition Corporation and RMR IP, Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).

3.4	Terms and conditions of equity instruments (filed herewith)

10.1	Certification of Designations, Preferences and Rights of Series A Preferred Stock Dated April 15, 2021

10.2	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.6	Employment Agreement dated 2-1-2020 Between Chad Brownstein and Rocky Mountain Industrials, Inc.

10.7	Voting Agreement, dated February 27, 2015, between Principio Management LLC and 77727111, LLC (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.8	Assignment Agreement, dated October 15, 2014, between RMR Holdings, Inc. and RMR IP, Inc. (incorporated by reference to our Amendment No. 2 to the Current Report on Form 8-K/A filed on May 8, 2015).

10.9	2015 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015)

21.1	List of Subsidiaries (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (Filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rocky Mountain Industrials, Inc.

Dated:April 30, 2021	By:	/s/ Brian Fallin
Brian Fallin
Chief Executive Officer

Dated:April 30, 2021	By:	/s/ Heidi Kelly
Heidi Kelly
Executive Vice President
(Acting Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this A report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 30, 2021	By:	/s/ Brian Fallin
Brian Fallin, Chief Executive Officer

Dated:April 30, 2021	By:	/s/ Chad Brownstein
Chad Brownstein, Non-Executive Board Chairman

Dated: April 30, 2021	By:	/s/ Gregory Dangler
Gregory Dangler, Executive Vice-Chairman

Dated: April 30, 2021	By:	/s/ Adrian Fairbourn
Adrian Fairbourn, Director

Dated: April 30, 2021	By:	/s/ Barry Munitz
Barry Munitz, Director

Dated: April 30, 2021	By:	/s/ Brandon Pilot
Brandon Pilot, Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of RMR Industrials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RMR Industrials, Inc. as of March 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 30, 2021

Rocky Mountain Industrials, Inc.

Consolidated Balance Sheets

	March 31, 2020	March 31, 2019
ASSETS
Current assets
Cash	$59,040	$528,417
Accounts receivable	129,252	102,870
Inventory	9,520	48,976
Prepaid expenses	385,168	140,223
Restricted cash	217,500	111,694
Total current assets	800,480	932,180

Property, plant and equipment, net of accumulated depreciation	5,358,098	3,260,511
Land under development	6,800,616	5,304,374
Right of use asset	519,754	-
Asset retirement obligation	62,195	43,323
Goodwill	306,168	41,000
Deposits and other assets	61,785	65,842
Total assets	$13,909,096	$9,647,230

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,299,629	$875,465
Accounts payable, related party	-	-
Accrued liabilities	1,064,633	182,348
Accrued liabilities, related party	1,210,000	1,315,000
Dividends Payable	140,032	-
Line of credit	1,339,080	-
Note payable, current	1,247,268	-
Capital lease payable, current	-	31,101
Equipment loan payable, current	191,530	330,230
Total current liabilities	6,492,172	2,734,144

Note payable, net of unamortized discount	1,516,345	-
Deferred rent	-	39,898
Preferred shares-debt	200,001	-
Lease liability	519,754	-
Accrued reclamation liability	108,701	60,990
Total liabilities	8,836,973	2,835,032
Commitments and Contingencies (Note M)

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; 43.27 issued and outstanding on March 31,2020 and none outstanding on March 31,2019	4,327,000	-
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on March 31, 2020 and March 31, 2019	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,840,919 and 4,032,752 shares issued outstanding on March 31, 2020 and March 31, 2019, respectively	5,277	4,033
Additional paid-in capital	49,276,203	42,102,105
Accumulated deficit	(48,572,143)	(35,428,938)
Total Rocky Mountain Industrials stockholders’ equity	5,072,123	6,712,987
Non-controlling interest	-	99,212
Total stockholders’ equity (deficit)	$5,072,123	$6,812,198
Total liabilities and stockholders’ equity	$13,909,096	$9,647,230

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	March 31, 2020	March 31, 2019
Revenue	$2,090,791	$1,430,338
Cost of goods sold	1,878,156	1,304,256
Gross profit	212,635	126,082
Selling, general and administrative, inclusive of depreciation, depletion and amortization	12,337,492	8,835,445
Loss from operations	(12,124,857)	(8,709,363)
Loss on extinguishment of debt	-	-
Other Income	-	-
Loss on sale of assets	(60,176)	1,000,000
Interest expense, net	(368,212)	(516,036)
Loss before income tax provision	(12,553,245)	(8,225,399)
Income tax	861	-
Net loss	(12,552,384)	(8,225,399)
Add: Net loss attributed to noncontrolling interest	-	(11,087)
Net loss attributable to RMR Industrials, Inc.	$(12,552,384)	$(8,214,312)

Basic and diluted loss attributable to RMR Industrials, Inc. per common share	$(2.38)	$(1.70)

Weighted average shares outstanding	5,264,862	4,825,856

See accompanying notes to consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Class A		Common Stock Class B		Preferred shares		Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, March 31, 2018	35,785,858	$35,786	2,868,967	$2,869	-	-	$30,237,968	$(27,429,017)	$(188,207)	$2,659,399

Common stock issue by RMRA	-	-	-	-			1,875,000	-	625,000	2,500,000
Equity conversion of RMRA to RMRI common stock	-	-	150,000	150			111,954	-	(112,104)	-
Forfeiture of common stock	-	-	(180,000)	(180)			180	-	-	-
Issuance of common stock through services	-	-	11,250	11			(11)	-	-	-
Issuance of common stock for subscription	-	-	528,417	529			7,523,233	-	-	7,523,761
Issuance of restricted common shares for compensation	-	-	654,118	654			(654)	-	-	-
Stock-based compensation from stock options	-	-	-	-			2,354,436	-	-	2,354,436
Net loss for the period ended March 31, 2019	-	-	-	-			-	(7,999,922)	(225,477)	(8,225,399)
Balance, March 31, 2019	35,785,858	$35,786	4,032,752	$4,033	-	-	$42,102,105	$(35,428,938)	$99,212	$6,812,198

Equity conversion of RMRA to RMRI common stock	-	-	166,667	167			(167)	99,212	(99,212)	-
Forfeiture of common stock	-	-	(93,500)	(94)			94	-	-	-
Issuance of warrants for services	-	-		436			299,638	-	-	300,074
Issuance of preferred shares					43.27	4,327,000		(500,000)		3,777,000
Issuance of common stock for subscription	-	-	175,000	175			3,124,825	-	-	3,125,000
Issuance of common stock through services	-	-	12,000	12			(12)	-	-	-
Issuance of restricted common shares for compensation			524,000	524			(524)			-
Issuance of shares to Board members			24,000	24			(24)
Quarterly dividends on preferred shares								(140,033)		(140,033)
Stock-based compensation from stock options	-	-	-	-			3,750,268	-	-	3,750,267
Net loss for the period ended March 31, 2018	-	-	-	-				(12,552,384)		(12,552,384)
Balance, March 31, 2020	35,785,858	$35,786	4,840,919	$5,277	43.27	4,327,000	$49,276,203	$(48,572,143)	$--	$5,072,123

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31, 2020	Year ended March 31, 2019
Cash flow from operating activities
Net loss	(12,552,384)	$(8,225,399)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	523,762	345,859
Stock-based compensation	4,050,579	2,354,436
Accretion expense	(18,872)	9,581
Amortization of debt discount	8,708	-
Deferred rent	(39,898)	25,181
Write off of Property, Plant and Equipment	-	218,103
Paid-in-kind interest	-	135,554
Changes in operating assets and liabilities
Accounts receivable	(26,382)	(23,240)
Prepaid expenses	(244,945)	(91,379)
Inventory	39,456	5,314
Deposits and other assets	4,057	(39,012)
Restricted cash	(105,806)	84,487
Accounts payable	424,164	267,830
Accounts payable, related parties	-	(201,566)
Accrued liabilities	2,177,264	67,987
Accrued liabilities, related parties	95,000	(975,000)
Net cash used in operating activities	(5,865,297)	(6,041,266)

Acquisition of H2K, Inc.	(2,066,577)	-
Acquisition of land for development	(2,015,996)	-
Purchase of property, plant and equipment	(792,748)	-
Purchase of accounting system	(35,899)	(1,709,446)
Net cash used in investing activities	(4,911,220)	(1,709,446)

Payments on equipment loan	(169,802)	(136,443)
Payments on capital leases	519,754	(40,045)
Proceeds from line of credit	1,339,080	-
Proceeds from shareholder deposit	1,516,345	-
Repayment of debt	-	(2,382,767)
Proceeds from issuance of Class B common stock	3,124,763	7,523,761
Proceeds from issuance of preferred shares	3,777,000	-
Proceeds from issuance of RMRA stock	-	2,500,000
Net cash provided by financing activities	10,107,140	7,464,506

Net increase (decrease) in cash	(469,377)	(286,204)
Cash at beginning of period	528,417	814,621
Cash at end of period	$59,040	$528,417

Restricted cash at beginning of period	$111,694	196,181
Decrease in collateral requirement	131,706	98,090
Increase in surety bond	(25,900)	(13,603)
Restricted cash at end of period	217,500	111,694

Supplemental cash flow information
Cash paid for interest	$351,163	$514,238
Cash paid for income taxes	-	$-

ROCKY MOUNTAIN INDUSTRIALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MARCH 31, 2020 AND 2019

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

During January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly-owned subsidiary to acquire and develop a rail terminal and services facility (the “Rail Park”). Rail Land Company purchased an approximately 470-acre parcel of real property located in Bennett, Colorado on February 1, 2018. In July of 2018 we exercised our option to acquire an additional approximately 150 acres for a total of 620 acres.

On April 26, 2019 RMR Logistics entered into an asset purchase agreement with H2K, LLC a Colorado Limited Liability Company pursuant to which RMR Logistics acquired the sellers trucking assets.

On January 1, 2020 the company changed its name from RMR Industrials, Inc. to Rocky Mountain Industrials, Inc.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for the fiscal year ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States for annual financial information in accordance with Securities and Exchange Commission (SEC) regulations. Business Acquisitions

When the Company acquires businesses where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets it is not considered a business. As such, the Company accounts for these types of acquisitions as asset acquisitions. When substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset or a group of similar assets and contains acquired inputs and processes which have the ability to contribute to the creation of outputs, these acquisitions are accounted for as business combinations.

The Company considers single identifiable assets as tangible assets that are attached to and cannot be physically removed and used separately from another tangible asset without incurring significant cost or significant diminution in utility or fair value. The Company considers similar assets as assets that have a similar nature and risk characteristics.

Whether an acquisition is treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the fair value of the purchase price is allocated among the assets acquired and any liabilities assumed by valuing the property as if it was vacant. The “as-if-vacant” value is allocated to land, buildings, improvements, and any liabilities, based on management’s determination of the relative fair values of such assets and liabilities as of the date of acquisition.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. As of March 31, 2020, the Company views its operations and manages its business as three operating segments, Aggregates Mining, Logistics and Rail Park development.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2020, the Company had cash of $59,040 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Restricted Cash

As of March 31, 2020 the Company has $217,500 in restricted cash that is contractually obligated to be held on behalf of the Bureau of Land Management to be held for the rehabilitation costs of the Mid-Continent Quarry and conclusion of the mining at this location.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company analyzes collectability based on historical payment patterns and macroeconomic factors which may affect the customers’ industry. Past due balances over 90 days based on payment terms are reviewed individually for collectability. The Company does not have any off-balance sheet credit exposure related to its customers. Concentration of credit risk is limited to certain customers to whom we make substantial sales. As of March 31, 2020, the Company had one large customer that accounted for approximately 44% of our accounts receivable balance and 55% of our revenue. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed and take appropriate action when necessary. As a result, we believe that accounts receivable credit risk exposure is limited.

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

Depletion of acquired mineral properties is determined pursuant to a unit-of-extraction method which provides for depletion of such costs over the productive life of the mineral properties. The unit-of-extraction rate is determined by computing the production for the period as a percentage of total estimated and recoverable limestone as of that period. Significant judgement is involved in the determination of the estimate of total recoverable limestone in the unit-of-extraction method. Our internal engineering estimates of total estimated and recoverable limestone is a key component in determination of the unit-of-extraction rate. Our estimates of the recoverable limestone may change, possibly in the near term, resulting in changes to depletion rates in future periods. During the years ended March 31, 2020 and 2019, depletion of mineral properties was approximately $6,735 and $_9,000, respectively.

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

For leases in which the Company is the lessee, the Company determined that the guidance has a material impact as the Company has three operating leases for office space. Two of these leases have greater than 12 months remaining on the term of these leases at the date of the adoption of this guidance and as such the Company recorded a right of use asset and a lease liability of $491,111 at the date of adoption. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The Company also is committed to a lease for a portable office space and for the use of a bull dozer within the Company’s aggregates operation. On adoption of the new lease accounting standard the Company recorded a right of use asset and lease liability of $35,625 for these leases.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable material, future commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of March 31, 2020, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of the long-lived assets’ capitalized cost is based primarily on estimated salvage values or alternative future uses.

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of March 31, 2020, the Company’s undiscounted reclamation obligations totaled approximately $222,081. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2019	$60,990
Liabilities incurred	40,590
Accretion expense	7,121
Balance at March 31, 2020	$108,701

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $2,763,613 and $0 as at March 31, 2020 and March 31, 2019, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. There are no such anti-dilutive common share equivalents outstanding as March 31, 2020 and 2019 which were excluded from the calculation of diluted loss per common share.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company may use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for "smaller reporting companies" (as defined by the Securities and Exchange Commission) for fiscal years beginning after December 15, 2022, including interim periods within those years, and must be adopted under a modified retrospective method approach. Entities may adopt ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures and does not believe this standard will have a material impact on the Company's financial statements and disclosures.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (“ASU 2018-15”). The ASU aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU 2018- 15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its consolidated financial statements in order to adopt the new standard in the first quarter of 2020.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses” (“ASU 2019-11”). In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses.” These updates provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost and provide additional clarification and implementation guidance on certain aspects of the previously issued ASU 2016-13 and have the same effective date and transition requirements as ASU 2016-13. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the date of adoption. ASU 2016-13 is effective for the Company for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the effects the adoption of ASU 2019-11 will have on its consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The amendments in ASU 2019-12 simplify various aspects related to accounting for income taxes by removing certain exceptions contained in Topic 740 and also clarifies and amends existing guidance in Topic 740 to improve consistent application. ASU 2019-12 is effective for public business entities beginning after December 15, 2020, including interim periods within those years, and early adoption is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures and does not believe this standard will have a material impact on the Company's financial statements and disclosures.

NOTE C – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to applicable laws and regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the Company does not have sufficient cash or other current assets, nor does it have an established and adequate source of revenues, to cover its operating costs and to allow it to continue as a going concern. As a result, the Company’s auditors issued a going concern opinion for the financial statements at March 31, 2020.

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

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock and proceeds from related party debt. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through its operations as stated above.

The Company is currently working through a number of opportunities to ensure the business will continue as a going concern. These include:

1.	Rail Park FDP and Final Plat were unanimously approved by the Adams County Board of County Commissioners on September 1, 2020, paving the way for lot sales and construction. On January 14th, 2021, we sold an 83-acre lot to a Fortune 500 company. This user was the first of twelve available lots in the property. Lot sales will be a primary revenue driver for us with significant interest from many potential light and heavy industrial tenants. Construction will begin in April 2020 and will follow a phased approach from the south parcels to the rail served north parcels.

2.	Construction commencement will include certain public infrastructure costs that will be reimbursed through the establishment of the Rocky Mountain Rail Park Metropolitan District. Reimbursement will be phased as specific infrastructure components are completed and worked through the process. The RMRP Metro District bond offering closed on April 15th, 2021 raising total proceeds of $65,209,784, of which, $51,234,881 (project fund) will be directly used for public infrastructure construction at the Rail Park.

3.	Potential expansion of the Mid-Continent Quarry, following the proper BLM process will allow for increased production volumes. Current operations are additionally being enhanced to provide for short term revenue and operational sustainability.

NOTE D - ACCOUNTS RECEIVABLE

Accounts Receivable at March 31, 2020 were $129,252 compared to $102,870 at March 31, 2019. The increase is due to an increase in production and product demand. No allowance has been recorded at this time as the Company remains confident of collection.

NOTE E - INVENTORY

Inventory, which primarily represents finished goods, packaging and fuel are valued at the lower of cost (average) or market.

	March 31, 2020	March 31, 2019
Blasted Rock	$2,315	$41,021
Finished Goods	-	923
Packaging	7,204	2,450
Propane and Fuel	-	4,582
Total	$9,520	$48,976

NOTE F – PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s assets at March 31, 2020 and March 31, 2019 respectively:

	March 31, 2020	March 31, 2019
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,273,395	1,287,743
Mining Equipment	336,934	336,934
Mobile Equipment	3,306,125	702,757
Capitalized Development Costs	-	-
Property improvements	69,263	65,637
Truck and Trailer	146,870	146,870
Office Equipment	9,711	1,630
Total Fixed Assets	6,619,767	4,019,040
Less Accumulated Depreciation	(1,261,669)	(758,529)
Property, plant and equipment, net of accumulated depreciation	$5,358,098	$3,260,511

	Years	Depreciation rate
Mill Equipment	3 – 15	6.7% - 33.3%
Mining Equipment	2 – 15	6.7% - 50.0%
Mobile Equipment	5 – 12	8.3% - 20.0%
Office Equipment	2 – 3	33.3% - 50.0%

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

NOTE I – TRANSACTIONS WITH RELATED PARTIES

On October 15, 2014, RMR IP (now known as RMR Logistics, Inc. (RMRL)), the Company’s subsidiary, entered into consulting agreements with each of Gregory Dangler, who is our current President, and Chad Brownstein, who is our current Chief Executive Officer, pursuant to which each of Mr. Dangler and Brownstein would provide services related to their roles as executive officers of the Company. The Company has accrued $1,315,000 for unpaid officers’ compensation expense in accordance with such consulting agreements through March 31, 2020. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

On October 15, 2014, RMRL entered into consulting agreements with each of Principio Management LLC, which holds 9,499,657 shares of Class A Common Stock of the Company (26.55%), and 77727111, LLC, is the owner of 10,791,701 shares of Class A Common Stock of the Company (30.16%), relating to certain services provided by each of these entities. Mr. Dangler is the sole owner of Principio Management LLC and Mr. Brownstein is the sole owner of 77727111, LLC.

On January 31, 2020 the consulting agreement October 15, 2014 between Chad Brownstein and the Company was terminated. On January 31, 2020 the board resolved to pay Chad Brownstein monthly compensation of $35,000 a month for his services as Non-Executive Board Chairman.

On January 31, 2020 On February 1, 2020 the Company entered into an employment agreement with Chad Brownstein for his Non-Executive services provided to the Company. The employment contract made be terminated at any time.

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

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. At March 31, 2020, 43.27 shares of preferred stock were issued and outstanding.

During the fiscal year ended March 31, 2020 the Company entered into subscription agreements with accredited investors to sell 37.77 shares of preferred stock for which the Company received $3,777,000 in gross proceeds. Pursuant to Warrant Exchange Agreement, the Company issued 5.50 share of preferred stock in exchange for terminating warrants to purchase up to 75,000 shares of Class B common stock at an exercise price between $12.50 - $15.00 per share.

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock. At March 31, 2020 and March 31, 2019, the Company had 35,785,858 and 4,840,919 shares issued, and 35,785,858 and 4,032,752 shares outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

During the fiscal year ended March 31, 2020, accredited investors exercised warrants to purchase 175,000 shares of Class B Common Stock for which the Company received $3,125,000 in gross proceeds.

NOTE K – SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the "2015 Plan"), authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s Board of Directors. As of March 31, 2020, there were 1,215,940 shares still available for future issuance under the 2015 Plan.

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

Valuation Assumptions for Stock Options

During the three months ended December 31, 2016, the Company granted options to our employees to purchase an aggregate of 400,000 shares of our common stock, with estimated total grant-date fair values of $828,800. The Company recorded stock-based compensation related to stock options of $0 and $44,468 during the year ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, unamortized stock-based compensation was $0 related to unvested stock options. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

November 21, 2016
Average risk-free interest rate	1.79%
Average expected life (in years)	5.0
Volatility	33.85%
Dividend yield	0.0%

•	Risk-Free Interest Rate: The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.
•	Expected Term: We have limited historical information regarding expected option term. Accordingly, we determine the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.
•	Expected Volatility: Stock volatility for each grant is measured using the weighted average of historical daily price changes of our competitors’ common stock over the most recent period equal to the expected option term of the awards.
•	Expected Dividend: We have not paid any dividends and do not anticipate paying dividends in the foreseeable future.

Stock Option Activity

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at April 1, 2019	200,000	$6.34	8.9	$-
Granted	-
Exercised	-
Forfeited	-
Expired	-
Outstanding at March 31, 2020	200,000	$6.34	8.9	$-
Vested and expected to vest March 31, 2020	0
Exercisable at March 31, 2020	200,000	$6.34	8.9	$-

Stock Awards

On February 26, 2015, our Board of Directors and our stockholders approved and adopted the “2015 Plan”.

The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the 2015 Plan to employees, directors and/or consultants in such awards is 2,550,558 shares as of March 31, 2020. Our Board of Directors currently serves as the administrator of the 2015 Plan. As of March 31, 2020, 1,367,118 shares have been issued under the 2015 Plan.

During fiscal 2020 the Company granted 548,000 restricted shares of Class B Common Stock, with an aggregate grant date fair value of $11,125,006, to employees, directors and contractors.  The restricted shares vest ratably over a three or four-year vesting period, subject to continued service. During fiscal 2020, 93,500 restricted shares of common stock were forfeited by employees.

NOTE L – INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses since inception and has a full valuation allowance on its deferred tax asset. At March 31, 2020 and 2019 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to losses generated and uncertainties surrounding its ability to generate future taxable income. Accordingly, the net deferred tax assets have been fully reserved.

Net deferred tax assets consist of the following components:

	March 31, 2020	March 31, 2019
Deferred tax asset:
Net operating loss carryforwards	$17,509,131	$13,963,112
Stock compensation	2,105,587	799,570
Fixed assets	639,918	1,270,689
Intangible assets	115.350	3,756
Accrued liabilities	(896,782)	(980,529)
Charitable contributions	1,447
Deferred rent	24,635	11,886
State taxes – current	5,018	4,095
Deferred tax liabilities:
State taxes – deferred	(214,625)	(214,625)
Valuation allowance	(19,289,679)	(14,857,954)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss from continuing operations as follows:

March 31, 2020
Tax computed at federal statutory rate	$(2,623,730)
State tax, net of federal tax benefit	(1,071,120)
Meals and entertainment	16,290
Debt discount amortization
Stock for services	62,920
Change in valuation allowance	3,615,640
Net provision for income taxes	$-

The Company has accumulated federal net operating loss carryovers of approximately $46,243,056 and state accumulated net operating loss carryover of approximately $45,831,156 as of March 31, 2020 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The federal and state tax losses begin to expire in 2033.

NOTE M – COMMITMENTS AND CONTINGENCIES

The Company has certain non-cancelable operating leases for office locations that are accounted for as liabilities under FASB ASU 2016-02, Leases: (Topic 842). Upon adoption on April 1, 2019 the Company determined that the guidance has a material impact as the Company has three operating leases for office space. Two of these leases have greater than 12 months remaining on the term of these leases at the date of the adoption of this guidance and as such the Company recorded a right of use asset and a lease liability of $491,111 at the date of adoption. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The Company also is committed to a lease for a portable office space and for the use of a Dozer within the Company’s aggregates operation. On adoption of the new lease accounting standard the Company recorded a right of use asset and lease liability of $35,625 for these leases.

Future minimum lease commitments under these non-cancelable operating leases at March 31, 2020 are as follows:

Lease Commitment
2021	277,886
2022	241,868
2023	-
Total minimum lease payments	$817,391

NOTE N–SELLING GENERAL AND ADMINISTRATIVE COSTS

Selling general and administrative costs for the year ended March 31, 2020 period were $12,337,492 compared to $8,835,442 in the prior year.

NOTE O– INTEREST EXPENSE

The interest expense for the year ended March 31, 2020 was $368,212 compared to the prior year of $516,036 the decrease is the result of a note payable of $2,250,000 that was repaid on October 1, 2018.

NOTE P– SUBSEQUENT EVENTS

Effective January 29, 2021 Matthew Brown, Chief Financial Officer of Rocky Mountain Industrials, Inc., resigned from the Company. He does so without disagreement with the Company. Effective March 8, 2021, Brian Aratani was appointed as Chief Financial Officer (“CFO”) of Rocky Mountain Industrials, Inc. Refer to item 10 for Mr. Aratani’s Bio.