Form 10-Q
period 2020-06-30
Rocky Mountain Industrials, Inc.
filed 2021-12-15
CIK 1556179

-

be

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of December 15, 2021, the registrant had 35,785,858 shares of Class A Common Stock, 4,822,332 shares of Class B Common Stock outstanding and 118.5 shares of Preferred Stock outstanding.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements.” Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “estimates,” “intends,” “plan” “expects,” “may,” “will,” “should,” “predicts,” “anticipates,” “continues,” or “potential,” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, achievements, or industry results, expressed or implied by such forward-looking statements. Such uncertainties and risks include those discussed in the “Risk Factors” and similar sections of our Annual Report on Form 10-K for the year ended March 31, 2020 and our other filings with the Securities and Exchange Commission, all of which are incorporated by reference herein. Forward-looking statements appear in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report.

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

Unless otherwise specified or required by context, as used in this Report, the terms “we,” “our,” “us” and the “Company” refers collectively to Rocky Mountain Industrials, Inc.,  (“RMI”) formerly RMR Industrials, Inc., and its wholly/majority-owned subsidiaries, RMR Aggregates, Inc., RMR Logistics, Inc., and Rail Land Company, LLC. Unless otherwise indicated, the term “common stock” refers to shares of our Class A Common Stock and Class B Common Stock.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2020	2020
ASSETS
Current assets
Cash	$247,936	$57,240
Accounts receivable	80,255	80,180
Inventory	2,882	9,520
Prepaid expenses	220,622	388,953
Restricted cash	219,240	217,500
Assets held for sale	2,367,660	2,674,941
Total current assets	3,138,595	3,428,334

Property, plant and equipment, net	2,877,005	2,973,221
Land under development	7,003,675	6,800,616
Right of use asset	449,668	519,754
Asset retirement obligation, net	79,629	62,195
Other intangibles, net	73,908	68,191
Deposits and other assets	294,338	56,785
Total assets	$13,916,818	$13,909,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,569,536	$1,223,995
Accrued liabilities	1,256,863	1,064,633
Accrued liabilities, related party	1,390,000	1,210,000
Dividends payable	297,164	140,032
Debt due within one year	701,224	1,756,654
Liabilities held for sale	2,316,600	2,363,203
Total current liabilities	7,531,387	7,758,517

Debt due after one year	530,290	250,000
Preferred shares debt	—	200,001
Lease liability	449,669	519,754
Accrued reclamation liability	111,359	108,701
Total liabilities	8,622,705	8,836,973

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 and 43.27 shares issued and outstanding on June 30, 2020 and March 31, 2020, respectively	4,827,000	4,327,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 and none issued and outstanding on June 30, 2020 and March 31, 2020, respectively	1,950,000	—
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 and none issued and outstanding on June 30, 2020 and March 31, 2020, respectively	5,075,140	—
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on June 30, 2020 and March 31, 2020	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,507,576 and 4,840,919 shares issued and outstanding on June 30, 2020 and March 31, 2020, respectively	4,508	5,277
Additional paid-in capital	45,496,936	49,276,203
Accumulated deficit	(52,095,257)	(48,572,143)
Total stockholders’ equity	5,294,113	5,072,123
Total liabilities and stockholders’ equity	$13,916,818	$13,909,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Revenue	$268,961	$233,951
Cost of goods sold	190,678	326,996
Gross profit	78,283	(93,045)
Selling, general and administrative (includes depreciation, depletion and amortization of $78,938 in 2020 and $102,011 in 2019)	2,914,370	2,845,607
Loss from operations	(2,836,087)	(2,938,652)
Gain on sale of assets		18,000
Interest income (expense), net	(118,650)	(65,505)

Loss before income tax provision	(2,954,737)	(2,986,157)
Income tax expense	—	—
Net loss from continuing operations	(2,954,737)	(2,986,157)

Income (loss) from discontinued operations, net of tax	(411,245)	49,815

Net Loss	(3,365,982)	(2,936,342)

Add: Net loss attributed to noncontrolling interests	—	(147,319)

Net loss attributable to Rocky Mountain Industrials, Inc.	$(3,365,982)	$(2,789,023)

Basic and diluted loss per share from continuing operations	$(0.46)	$(0.58)

Basic and diluted earnings (loss) per share from discontinued operations	$(0.06)	$0.01

Basic and diluted loss attributable to Rocky Mountain Industrials, Inc. per common share	$(0.55)	$(0.53)

Weighted average shares outstanding	6,462,371	5,185,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)

					Additional
	Common Stock Class A		Common Stock Class B		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, March 31, 2019	35,785,858	$35,786	4,032,752	$4,033	$42,102,105	$(35,428,938)	$99,212	$6,812,198
Issuance of warrant for services	—	—	—	436	299,723	—	—	300,159
Issuance of common shares for subscription	—	—	75,000	75	1,499,925	—	—	1,500,000
Issuance of restricted common shares for compensation	—	—	37,000	37	(37)	—	—	—
Issuance of common stock for services	—	—	12,000	12	(12)	—	—	—
Stock-based compensation	—	—	—	—	750,029	—	—	750,029
Forfeiture of common stock	—	—	(53,500)	(54)	54	—	—	—
Net loss	—	—	—	—	—	(2,789,023)	(147,319)	(2,936,342)
Balance, June 30, 2019	35,785,858	$35,786	4,103,252	$4,539	$44,651,787	$(38,217,961)	$(48,107)	$6,426,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)(Continued)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2020	35,785,858	$35,786	4,840,919	$5,277	43.27	$4,327,000	-	$—	-	$—	$49,276,203	$(48,572,143)	$5,072,123
Issuance of Series A-1 Preferred shares for services	—	—	—	—	5.00	500,000	—	—	—	—	—	—	500,000
Issuance of Series A-2 Preferred shares to settle preferred shares debt	—	—	—	—	—	—	2.00	200,000	—	—	—	—	200,000
Issuance of Series A-2 Preferred shares to settle note payable	—	—	—	—	—	—	2.50	250,000	—	—	—	—	250,000
Issuance of Series A-2 Preferred shares	—	—	—	—	—	—	14.95	1,500,000	—	—	—	—	1,500,000
Exchange of Class B Common Stock for Series A-3 Preferred shares	—	—	(338,343)	(338)	—	—	—	—	50.75	5,075,140	(5,074,802)	—	—
Issuance of restricted - Class B Common Stock for compensation	—	—	5,000	5	—	—	—	—	—	—	(5)	—	—
Other	—	—	—	(436)							436		—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(157,132)	(157,132)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,295,104	—	1,295,104
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,365,982)	(3,365,982)
Balance, June 30, 2020	35,785,858	$35,786	4,507,576	$4,508	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$45,496,936	$(52,095,257)	$5,294,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	June 30,
	2020	2019
Cash flow from Operating Activities:
Net loss	$(3,365,982)	$(2,936,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating and investing cash flows from (used in) discontinued operations	311,192	(519,538)
Depreciation, depletion and amortization expense	78,938	102,011
Stock-based compensation	1,295,104	1,050,188
Amortization of debt discount	118,933	—
Accretion expense	2,658	16,513
Deferred rent	—	(39,898)
Changes in operating assets and liabilities:
Accounts receivable	(75)	1,715
Inventory	6,638	16,730
Prepaid expenses	168,331	85,731
Restricted cash	(1,740)	(436)
Deposits and other assets	(237,553)	34,057
Accounts payable	345,541	325,180
Accrued liabilities	192,230	(8,418)
Accrued liabilities, related party	180,000	(125,000)
Net cash used in operating activities	(905,785)	(1,997,507)

Cash Flows from Investing Activities:
Acquisition of other intangibles	—	(15,899)
Investments in land under development	(203,059)	(528,650)
Purchase of property, plant and equipment	(5,873)	(3,625)
Net cash used in investing activities	(208,932)	(548,174)

Cash Flows from Financing Activities:
Proceeds from note payable	1,188,500	1,228,852
Repayment of debt	(1,383,087)	(56,545)
Proceeds from issuance of Class B common stock	—	1,500,000
Proceeds from Preferred shares debt	—	203,814
Proceeds from issuance of Series A-2 Preferred shares	1,500,000	—
Net cash provided by financing activities	1,305,413	2,876,121

Net increase in cash	190,696	330,440

Cash at beginning of period	57,240	528,417
Cash at end of period	$247,936	$858,857

Supplemental cash flow information:
Cash paid for interest	$14,545	$22,511
Right of use asset	—	450,546
Lease liability	—	(450,546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

On January 1, 2020, the Company changed its name from RMR Industrials, Inc. to Rocky Mountain Industrials, Inc.

Rocky Mountain Industrials, Inc. (the “Company”, “RMI”, “we”, “our”, “us”) seeks to acquire and consolidate complementary industrial assets. RMI’s consolidation strategy is to assemble a portfolio of mature and value-add industrial commodities businesses to generate scalable enterprises with a broad portfolio of products and services addressing a common and stable customer base.

Formation

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

During January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly-owned subsidiary to acquire and develop a rail terminal and services facility (the “Rail Park”). Rail Land Company purchased an approximately 470-acre parcel of real property located in Bennett, Colorado on February 1, 2018. During July 2018, we exercised our option to acquire an additional approximately 150 acres for a total of approximately 620 acres.

On April 26, 2019, RMR Logistics entered into an asset purchase agreement with H2K, LLC, a Colorado limited liability company (“the Seller”) pursuant to which RMR Logistics acquired the Seller’s trucking assets. In April 2020, the Company began the shutdown of substantially all the operations of RMR Logistics with the closure of its Wellington, Colorado location and the disposal of its operational assets through auction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended March 31, 2020, (“2020 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The 2020 year end consolidated balance sheet data included in the Form 10-Q filing was derived from the audited consolidated financial statements in our 2020 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States.  The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the March 31, 2020 audited consolidated financial statements included in our 2020 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The condensed consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiaries, where intercompany balances and transactions have been eliminated in consolidation.

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $3,924,742 and $4,324,892 as of June 30, 2020 and March 31, 2020, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders, after deducting preferred dividends, by the weighted average number of common shares outstanding during the period, without consideration of the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive.

Discontinued Operations

In April 2020, the Company began the shutdown and closing of operations located in Wellington, Colorado comprising substantially all the operations of RMR Logistics and the Logistics segment. The closing of the Wellington location was substantially complete in June, 2020. Substantially all of the mobile equipment was sold at auction in August of 2020 at a loss of $836,778. Auction proceeds received was approximately $1,287,000 and was used to pay down debt.

Carrying amounts of major classes of assets and liabilities included in discontinued operations are comprised of the following as of:

	June 30, 2020	March 31, 2020
Cash	$—	$1,800
Accounts receivable	30,669	45,287
Property, plant and equipment, net	2,331,991	2,384,877
Goodwill	—	237,977
Other noncurrent assets	5,000	5,000
Total assets held for sale	$2,367,660	$2,674,941

Accounts payable and accrued liabilities	$79,545	$75,634
Debt	2,237,055	2,287,569
Total liabilities held for sale	$2,316,600	$2,363,203

Major line items comprising net income (loss) of discontinued operations are comprised of the following:

	Three months ended
	June 30,
	2020	2019
Revenue	$122,445	$243,773
Cost of goods sold	(190,356)	(94,304)
	(67,911)	149,469

Selling, general and administrative (including depreciation and amortization)	328,610	81,580
Interest expense, net	14,724	18,074

Net income (loss) from discontinued operations	$(411,245)	$49,815

3. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to applicable laws and regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the Company does not have sufficient cash or other current assets, nor does it have an established and adequate source of revenues, to cover its operating costs and to allow it to continue as a going concern

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the business plan and eventually attain profitable operations. During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

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

The Company is currently working through a number of opportunities to ensure the business will continue as a going concern. These include:

1.	The development of the Rail Park will generate sustained annual revenues by providing transloading services and realized gains on the sale of land while limiting future capital development costs.
2.	Expansion of the Mid-Continent Quarry, which will allow greater volume production with limited fixed cost increases.

4. INVENTORY

Inventory is valued at the lower of cost (average) or market.

	June 30, 2020	March 31, 2020
Blasted Rock	$—	$2,316
Packaging	2,882	7,204
Total	$2,882	$9,520

5. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	June 30, 2020	March 31, 2020
Recoverable Limestone	$1,477,469	$1,477,470
Mill Equipment	1,279,270	1,273,395
Mining Equipment	336,934	336,934
Mobile Equipment	813,975	813,975
Other	78,973	78,972
Total	3,986,621	3,980,746
Less: Accumulated Depreciation	(1,109,616)	(1,007,525)
Property, plant and equipment, net	$2,877,005	$2,973,221

6. NOTES PAYABLE

In March 2020, the federal government passed the Coronavirus Aid, Relief, and Security Act (the "CARES Act"), which provided among other things the creation of the Paycheck Protection Plan ("PPP"), which is sponsored and administered by the U.S. Small Business Administration ("SBA"). On April 20, 2020, the Company executed a loan agreement (the "PPP Loan") under the PPP, evidenced by promissory notes, with Simmons Bank ("Simmons"), providing for $438,500 in proceeds, which was funded to the Company on April 24, 2020. In June 2020, the Paycheck Protection Program Flexibility Act of 2020 (the "PPPFA") was signed into law and established the payment dates in the event that amounts borrowed under the PPP are not forgiven. The PPP Loans mature April 20, 2022, but may be forgiven subject to the terms of the PPP and approval by the SBA. The Company recorded the PPP Loan as a debt obligation and accrues interest over the term of the PPP Loan. The interest rate on the PPP Loan is 1.00%. The PPP Loan is unsecured and contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Simmons, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the PPPFA, monthly payments of principal and interest commence on the later of 10 months following the "covered period" (as defined in the PPPFA) or the date that Simmons notifies the Company that the SBA has notified Simmons that all or a portion of the PPP Loan has not been forgiven.

In May 2021, the Company submitted its applications to the SBA for forgiveness of the PPP Loans. As of June 30, 2020, the PPP Loan principal and accrued interest are classified as noncurrent in the Condensed Consolidated Balance Sheets. In June 2021, the Company received formal notification in the form of a letter dated May 25, 2021, from Simmons that the SBA approved the Company’s PPP Loan forgiveness applications for the Company’s Loan in the amount of $438,500 (including accrued interest). The Company will account for the debt forgiveness during its fiscal first quarter of 2022 and will recognize a gain on extinguishment of debt (other income) in the amount of $438,500 in the Consolidated Statements of Operations for the respective quarter.

			Effective
	June 30, 2020	March 31, 2020	Interest Rate	Maturity Date
Equipment Loan	$179,086	$191,530	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Senior unsecured note	—	1,247,268	25.00%	April 4, 2020
Term loan	1,244,227	1,297,014	3.74%	July 21, 2020
Unsecured notes	1,441,705	967,856	10.00%	April 3, 2021 - June 30, 2021
Lines of credit	621,224	621,224	5.75%	May 6, 2020
Promissory notes (PPP loan)	438,500	—	1.00%	April 20, 2020
	3,924,742	4,324,892
Unamortized debt issuance cost	(456,173)	(30,669)
	3,468,569	4,294,223
Discontinued operations	(2,237,055)	(2,287,569)
Less: current portion	(701,224)	(1,756,654)
Debt due after one year	$530,290	$250,000

7. TRANSACTIONS WITH RELATED PARTIES

As of June 30, 2020, the Company has accrued $1,390,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

8. SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. In April 2021, the Board of Directors of the Company authorized 118.47 shares as Series A Preferred Stock and designated 48.27 as Series A-1 Convertible Preferred Stock, designated 19.45 as Series A-2 Convertible Preferred Stock, and designated 50.75 as Series A-3 Convertible Preferred Stock (collectively referred to as “Series A Preferred Stock”). The Series A Preferred Stock is senior, with respect to dividend rights and to rights upon any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a "Liquidation Event") in preference and priority to the Class A Common Stock and Class B Common Stock of the Company.

Voting Rights

Series A Preferred Stock is entitled to vote on all matters submitted to a vote of the stockholders of the Company together with the holders of Class B Common Stock and is entitled to that number of votes equal to the number of shares of Class B Common Stock into which the holder's shares of Series A Preferred Stock could then be converted.

Dividends

Series A-1 Preferred Stock and Series A-2 Preferred Stock, accrue dividends at the rate per annum of $8,000 (“Accruing Dividends”), subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock, whether or not declared, and shall be cumulative. The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company (other than dividends on shares of Class B Common Stock payable in shares of Class B Common Stock) unless the holders of the Series A-1 Preferred Stock and Series A-2 Preferred Stock then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A-1 Preferred Stock and Series A- 2 Preferred Stock in an amount at least equal to the sum of (i) the amount of the aggregate Accruing Dividends then accrued on such share of Series A-1 Preferred Stock or Series A-2 Preferred Stock (as applicable) and not previously paid and (ii) in the case of a dividend on Class B Common Stock or any class or series that is convertible into Class B Common Stock, that dividend per share of Series A-1 Preferred Stock or Series A-2 Preferred Stock (as applicable) as would equal the product of (l) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into Class B Common Stock and (2) the number of shares of Class B Common Stock issuable upon conversion of a share of Series A-I Preferred Stock or Series A-2 Preferred Stock (as applicable), in each case calculated on the record date for determination of holders entitled to receive such dividend. Series A-3 Preferred Stock does not accrue dividends.

Liquidation Preference

In the event of any Liquidation Event, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, and in the event of a Deemed Liquidation Event (as defined below), the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the consideration payable to stockholders in such Deemed Liquidation Event or out of the available proceeds, as applicable, before any payment shall be made to the holders of Common Stock. A Deemed Liquidation Event is defined as a merger or consolidation in which a change of control of the Company has occurred or the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole.

Conversion

Series A Preferred Stock is convertible, at the option of the holder, into a number of shares of Class B Common Stock determined by dividing (i) the sum of the Series A Original Issue Price and all then-unpaid Accruing Dividends by (ii) the respective conversion price in effect at the time of conversion. The Series A-1 Preferred Stock conversion price is $25.00 per share, the Series A-2 Preferred Stock conversion price is $21.00 per share and the Series A-3 Preferred Stock conversion price is $15.00 per share.

In the event of an underwritten public offering, public uplist, or qualified equity issuance of at least $10,000,000 in gross proceeds and a minimum price per share of $25.00 for the Company's Common Stock (“Qualified Offering”), Series A Preferred Stock shall automatically be converted into such number of fully paid and non-assessable shares of Class B Common Stock at the then effective conversion rate as noted above.

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

9. SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of June 30, 2020, there were 1,592,650 shares still available for future issuance under the 2015 Plan.

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

10. SEGMENT REPORTING

For the three months ended June 30, 2020, the Company has two reportable segments: Aggregates and Rail Park. The Company had three reportable segments for the three months ended June 30, 2019: Aggregates, Logistics and Rail Park. The Aggregates segment produces chemical grade lime for use in the aggregates market. The Logistics segment was shutdown in April 2020, and its results of operations have been included in discontinued operations. The Rail Park segment consists of land under development to provide a rail terminal and services facility and currently has no operational activity.  The Rail Park will require significant future capital investment before the segment starts generating recurring revenue. The Company expects that the Rail Park development will commence in the first half of calendar year 2021.

The Aggregates segment has a major customer, a mining operation (“Mine”), that accounted for approximately 91% of Aggregates segment revenue for the three months ended June 30, 2020.  As of June 30, 2020, the Mine accounted for approximately 78%; and a construction company accounted for approximately 11% Aggregate segment accounts receivable balance, respectively.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.  All assets are held and all operating activities occur within the the United States.

	Three months ended June 30, 2020
	Aggregates	Rail Park	Other/Corporate	Total

Revenue	$268,961	$—	$—	$268,961
Gross profit	78,283	—	—	78,283
Selling, general and administrative	438,621	—	2,475,749	2,914,370
Property, plant and equipment	2,804,847	—	72,158	2,877,005
Land under development	—	6,990,769	12,906	7,003,675

The June 30, 2019 segment information has not been retroactively adjusted to reflect the impact of discontinued operations.

	Three months ended June 30, 2019
	Aggregates	Logistics	Rail Park	Other	Total
Revenues from external customers	$233,950	$325,461	$—	$(81,687)	$477,724
Intersegment revenues	(81,689)	81,689	—	—	—
Interest expense	1,254	18,996	—	63,329	83,579
Depreciation, depletion and amortization	73,179	58,178	—	302	131,659
Segment loss	483,321	51,949	6,773	2,404,334	2,936,342
Segment assets	3,595,281	2,732,450	5,823,125	1,161,902	13,312,758
Expenditure for segment assets	—	2,271,025	—	—	2,271,025

11. COMMITMENTS AND CONTINGENCIES

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of June 30, 2020, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2020	$108,701
Liabilities incurred	—
Accretion expense	2,658
Balance at June 30, 2020	$111,359

12. SUBSEQUENT EVENTS

Land Under Development

In 2018, the Company formed the Rocky Mountain Rail Park Metropolitan District (“District”) for the purpose of financing public improvements related to the development of approximately 620 acres, including open space and other right-of-way areas and providing ongoing operations and maintenance services related to the public improvements. Public improvements are generally, any part or all of the public improvements authorized to be planned, designed, acquired, constructed, installed, relocated, redeveloped, operated, maintained and/or financed, including necessary and appropriate landscaping, appurtenances and real property to effect such improvements, as generally described in the Colorado Special District Act (Title 32, Article 1, Colorado Revised Statutes) and as may be necessary to serve the future taxpayers and inhabitants of the District, as determined by the District Board, including public improvements within and without the District’s boundaries.

In April 2021, the District closed on its Limited Tax General Obligation and Water Revenue Bonds, Series 2021A and 2021B (“Tax -Exempt Bonds”) raising total proceeds of approximately $65.2 million, approximately $51.2 million of which will be directly used to fund the public improvements. The Tax - Exempt Bonds are an obligation of the District and not of the Company and will be repaid through ownership taxes and other enterprise revenues collected by the District from property owners residing in the District.

Water Rights

In September 2021, the Company sold its water rights attributable to the Land under development to the District for a sales price of approximately $5.9 million. The proceeds were received on September 30, 2021, resulting in the recording of a gain on sales of assets of approximately $5.8 million, which was recognized in the consolidated statement of operation for the quarter ended September 30, 2021.

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

Overview

Rocky Mountain Industrials, Inc. (“we”, “us”, the “Company” or “RMI”) is dedicated to operating industrial assets in the United States which include minerals, materials, and services. Our vision is to become a key provider of industrial materials and services in the Rocky Mountain region. We have a strategy to own, operate, develop, acquire and vertically integrate complementary industrial businesses.

We were incorporated in the State of Nevada on August 6, 2012, under the name “Online Yearbook” with the principal business objective of developing and marketing online yearbooks for schools, companies, and government agencies.

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

On December 8, 2014, our name was changed from Rocky Mountain Resource Holdings, Inc. to “RMR Industrials, Inc.” On January 1, 2020, we changed our name from RMR Industrials, Inc., to “Rocky Mountain Industrials, Inc.”.

On February 27, 2015 (the “Closing Date”), we entered into and consummated a merger transaction pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, OLYB Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), and RMR IP, Inc., a Nevada corporation (“RMR IP”). In accordance with the terms of Merger Agreement, on the Closing Date, Merger Sub merged with and into RMR IP (the “Merger”), with RMR IP surviving the Merger as our wholly owned subsidiary. Chad Brownstein and Gregory M. Dangler are directors of the Company and were co-owners of RMRH, which was the majority shareholder of the Company prior to the Merger. Additionally, Messrs. Brownstein and Dangler were indirect controlling shareholders and directors of RMR IP prior to the Merger. As such, the Merger was among entities under the common control of Messrs. Brownstein and Dangler.

On July 28, 2016, we formed RMR Aggregates, Inc., a Colorado corporation (“RMR Aggregates”), as a wholly owned subsidiary of the Company. RMR Aggregates was formed to hold assets primarily relating to the mining and processing of industrial minerals for the manufacturing, construction, and agriculture sectors. These minerals include limestone, aggregates, marble, silica, barite, and sand.

On October 12, 2016, pursuant to an Asset Purchase Agreement with CalX Minerals, LLC, a Colorado limited liability company (“CalX”), we completed the purchase of substantially all of the assets associated with the  Mid Continent Limestone Quarry on 41 BLM unpatented placer mining claims in Garfield County, Colorado. CalX assets include the mining claims, improvements, access rights, water rights, equipment, inventory, contracts, permits, certain intellectual property rights, and other tangible and intangible assets associated with the limestone mining operation.

During January 2018, the Company formed Rail Land Company, LLC (“Rail Land Company”) as a wholly owned subsidiary of the Company to acquire and develop a rail terminal and services facility (“Rail Park”). Rail Land Company purchased 620 acres of real estate located in Bennett, Colorado. The Company’s development of the Rail Park is intended to expand the Company’s customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services.

On April 26, 2019, RMR Logistics entered into an asset Purchase agreement with H2K, LLC, a Colorado Limited Liability Company (“the Seller”) pursuant to which RMR Logistics acquired the sellers trucking assets. In April 2020, the Company began the shutdown of substantially all the operations of RMR Logistics with the closure of its Wellington, Colorado location and the disposal of its operational assets through auction.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and June 30, 2019

Revenues

Our revenues for the three-month period ended June 30, 2020 were $268,961. This compares to revenue for the same period ended June 30, 2019 of $233,951. The increase in revenues were driven by the increased tons sold from the Company’s Glenwood Springs mine.

Cost of Goods Sold

Our cost of goods sold for the three-month period ended June 30, 2020 were $190,678 This compares to cost of goods sold for the same period ended June 30, 2019 of $326,996. The decrease in costs is related to changes to our operations to scale costs to lower levels of production.

Operating Expenses

Our operating expenses for the three-month period ended June 30, 2020 were $2,914,370. This compares to operating expenses for the same periods ended June 30, 2019 of $2,845,607. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs, salaries and wages, and depreciation and amortization.

Interest Expense (Income), net

Our interest expense, net for the three-month period ended June 30, 2020 was $118,650, compared to $65,505 of interest expense for the same period ended June 30, 2019.  The increase for this is related to amortization of deferred financing cost.

Net Loss Attributable to Rocky Mountain Industrials, Inc.

Our net loss for the three-month period ended June 30, 2020 was $3,365,982. This compares to a net loss for the same period ended June 30, 2019 of $2,789,023.

Liquidity and Capital Resources

As of June 30, 2020, we had current assets of $3,138,595, total current liabilities of $7,531,387 and working capital deficiency of $4,392,792. We have incurred an accumulated loss of $52,095,257 since inception.

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are approximately $200,000 per month. As evidenced by approximately $1.4 million of our current liabilities being owed to related parties, we have relied historically on related parties to sustain the Company’s operations. In order to successfully execute our business plan, the net proceeds of a $10-20 million offering will be required to finance our planned acquisition and for general working capital purposes.

We do not generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to our business plan which contemplates future acquisitions. We anticipate generating losses at least through the 2021 fiscal year. We anticipate that we will be able to raise sufficient amounts of working capital in the near term through debt or equity offerings as may be required to meet short-term obligations.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through June 30, 2020 totaling $52,095,257 and have completed the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented. Accordingly, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting, which resulted in untimely financial statement filings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, we sold to accredited investors 14.95 shares of Series A-2 Preferred Stock for gross proceeds of $1,500,000.

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

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosures
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Date: December 15, 2021	By:	/s/ Brian Fallin
Brian Fallin
Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2021	By:	/s/ Brian H. Aratani
Brian H. Aratani
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)