Form 10-Q
period 2020-09-30
Rocky Mountain Industrials, Inc.
filed 2021-12-15
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻ No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ◻  No ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

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

Unless otherwise specified or required by context, as used in this Report, the terms “we,” “our,” “us” and the “Company” refers collectively to Rocky Mountain Industrials, Inc., (“RMI”) formerly RMR, Industrials, Inc., and its wholly/majority-owned subsidiaries, RMR Aggregates, Inc., RMR Logistics, Inc., and Rail Land Company, LLC. Unless otherwise indicated, the term “common stock” refers to shares of our Class A Common Stock and Class B Common Stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States (GAAP).

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
	2020	2020
ASSETS
Current assets
Cash	$1,077,265	$57,240
Accounts receivable	59,248	80,180
Inventory	—	9,520
Prepaid expenses	197,288	388,953
Restricted cash	226,229	217,500
Assets held for sale	205,204	2,674,941
Total current assets	1,765,234	3,428,334

Property, plant, and equipment, net	2,812,479	2,973,221
Land under development	7,510,052	6,800,616
Right of use asset	380,401	519,754
Asset retirement obligation, net	78,414	62,195
Other intangibles, net	70,916	68,191
Deposits and other assets	313,378	56,785
Total assets	$12,930,874	$13,909,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,288,981	$1,223,995
Accounts payable, related party
Accrued liabilities	1,357,738	1,064,633
Accrued liabilities, related party	1,580,000	1,210,000
Capital lease payable, current	—
Dividends payable	536,156	140,032
Debt due within one year	3,302,390	1,756,654
Liabilities held for sale	1,102,690	2,363,203
Total current liabilities	9,167,955	7,758,517

Debt due after one year	655,348	250,000
Preferred shares debt	—	200,001
Lease liability	380,402	519,754
Accrued reclamation liability	114,018	108,701
Total liabilities	10,317,723	8,836,973

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 and 43.27 shares issued and outstanding on September 30, 2020 and March 31, 2020, respectively	4,827,000	4,327,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 and none issued and outstanding on September 30, 2020 and March 31, 2020, respectively	1,950,000	—
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 and none issued and outstanding on September 30, 2020 and March 31, 2020, respectively	5,075,140	—
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on September 30, 2020 and March 31, 2020	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,507,076 and 4,840,919 shares issued and outstanding on September 30, 2020 and March 31, 2020, respectively	4,508	5,277
Additional paid-in capital	47,198,292	49,276,203
Accumulated deficit	(56,477,575)	(48,572,143)
Total stockholders’ equity	2,613,151	5,072,123
Total liabilities and stockholders’ equity	$12,930,874	$13,909,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$174,300	$282,613	$443,261	$516,564
Cost of goods sold	152,990	216,121	343,668	543,117
Gross profit	21,310	66,492	99,593	(26,553)
Selling, general and administrative (includes depreciation, depletion and amortization for the three months ended of $78,568 in 2020 and $140,119 in 2019; and for the six months ended of $157,506 in September 2020 and $242,130 in September 2019)	3,051,235	2,858,228	5,965,605	5,703,835
Loss from operations	(3,029,925)	(2,791,736)	(5,866,012)	(5,730,388)
Gain on sale of assets	—	—	—	18,000
Interest income (expense), net	(215,151)	(76,088)	(333,801)	(141,593)

Loss before income tax provision	(3,245,076)	(2,867,824)	(6,199,813)	(5,853,981)
Income tax expense	—	—	—	—
Net loss from continuing operations	(3,245,076)	(2,867,824)	(6,199,813)	(5,853,981)

Loss from discontinued operations, net of tax	(898,250)	(253,110)	(1,309,495)	(203,295)

Net Loss	(4,143,326)	(3,120,934)	(7,509,308)	(6,057,276)

Add: Net loss attributed to noncontrolling interests	—	(156,047)	—	(303,366)

Net loss attributable to Rocky Mountain Industrials, Inc.	$(4,143,326)	$(2,964,887)	$(7,509,308)	$(5,753,910)

Basic and diluted loss per share from continuing operations	$(0.52)	$(0.54)	$(0.97)	$(1.12)

Basic and diluted loss per share from discontinued operations	$(0.14)	$(0.05)	$(0.21)	$(0.04)

Basic and diluted loss attributable to Rocky Mountain Industrials, Inc. per common share	$(0.70)	$(0.56)	$(1.24)	$(1.10)

Weighted average shares outstanding	6,296,869	5,263,208	6,358,966	5,242,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)

					Preferred Stock		Additional
	Common Stock Class A		Common Stock Class B		Series A-1		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, March 31, 2019	35,785,858	$35,786	4,032,752	$4,033	—	$—	$42,102,106	$(35,428,938)	$99,212	$6,812,198
Issuance of warrant for services	—	—	—	436	—	—	299,723	—	—	300,159
Issuance of common shares for subscription	—	—	75,000	75	—	—	1,499,925	—	—	1,500,000
Issuance of restricted common shares for compensation	—	—	37,000	37	—	—	(37)	—	—	—
Issuance of common stock for services	—	—	12,000	12	—	—	(12)	—	—	—
Stock-based compensation from stock options	—	—	—	—	—	—	750,029	—	—	750,029
Forfeiture of common stock	—	—	(53,500)	(54)	—	—	54	—	—	—
Net loss	—	—	—	—	—	—	—	(2,789,023)	(147,319)	(2,936,342)
Balance, June 30, 2019	35,785,858	35,786	4,103,252	4,539	—	—	44,651,787	(38,217,961)	(48,107)	6,426,044
Issuance of warrant for services	—	—	—	(85)	—	—	—	—	—	(85)
Issuance of Series A-1 Preferred shares	—	—	—	—	7.5	757,266	—	—	—	757,266
Issuance of common shares for subscription	—	—	100,000	100	—	—	1,624,900	—	—	1,625,000
Issuance of restricted common shares for compensation	—	—	85,000	85	—	—	(85)	—	—	—
Stock-based compensation from stock options	—	—	—	—	—	—	829,594	—	—	829,594
Net loss	—	—	—	—	—	—	—	(2,964,887)	(156,047)	(3,120,934)
Balance, September 30, 2019	35,785,858	$35,786	4,288,252	$4,639	7.5	$757,266	$47,106,196	$(41,182,848)	$(204,154)	$6,516,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)(Continued)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2020	35,785,858	$35,786	4,840,919	$5,277	43.27	$4,327,000	—	$—	—	$—	$49,276,203	$(48,572,143)	$5,072,123
Issuance of Series A-1 Preferred shares for services	—	—	—	—	5.00	500,000	—	—	—	—	—	—	500,000
Series A-2 Preferred shares issued to settle preferred shares debt	—	—	—	—	—	—	2.00	200,000	—	—	—	—	200,000
Series A-2 Preferred shares issued to settle note payable	—	—	—	—	—	—	2.50	250,000	—	—	—	—	250,000
Issuance of Series A-2 Preferred shares	—	—	—	—	—	—	14.95	1,500,000	—	—	—	—	1,500,000
Exchange of Class B Common Stock for Series A-3 Preferred Shares	—	—	(338,343)	(338)	—	—	—	—	50.75	5,075,140	(5,074,802)	—	—
Issuance of restricted Class B Common stock for compensation	—	—	5,000	5	—	—	—	—	—	—	(5)	—	—
Other	—	—	—	(436)							436		—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(157,132)	(157,132)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,295,104	—	1,295,104
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,365,982)	(3,365,982)
Balance, June 30, 2020	35,785,858	35,786	4,507,576	4,508	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	45,496,936	(52,095,257)	5,294,113
Issuance of Class B Common Shares upon exercise of warrants	—	—	2,500	3	—	—	—	—	—	—	31,247	—	31,250
Issuance of Class B Common shares for services	—	—	15,000	15	—	—	—	—	—	—	374,985	—	375,000
Forfeiture of Class B Common stock	—	—	(18,000)	(18)	—	—	—	—	—	—	18	—	—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(238,992)	(238,992)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,295,106	—	1,295,106
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,143,326)	(4,143,326)
Balance, September 30, 2020	35,785,858	$35,786	4,507,076	$4,508	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$47,198,292	$(56,477,575)	$2,613,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	September 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(7,509,308)	$(6,057,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating and investing cash flows for discontinued operations	2,445,604	(579,148)
Depreciation, depletion and amortization expense	157,506	242,130
Stock-based compensation	2,590,210	1,880,322
Amortization of debt discount	271,939	—
Accretion expense	5,317	18,117
Deferred rent	—	(39,898)
Changes in operating assets and liabilities:
Accounts receivable	20,932	(14,039)
Inventory	9,520	25,899
Prepaid expenses	191,665	(149,867)
Restricted cash	(8,729)	(72,800)
Deposits and other assets	(256,593)	34,057
Accounts payable	64,986	756,599
Accrued liabilities	293,105	97,192
Accrued liabilities, related parties	370,000	(130,000)
Net cash used in operating activities	(1,353,846)	(3,988,712)

Cash Flows from Investing Activities:
Acquisition of other intangibles	—	(23,693)
Investments in land under development	(334,436)	(742,425)
Purchase of property, plant and equipment	(9,843)	—
Net cash used in investing activities	(344,279)	(766,118)

Cash Flows from Financing Activities:
Proceeds from note payable	3,788,500	1,291,695
Repayment of debt	(2,601,600)	(106,864)
Proceeds from issuance of Class B common stock	—	3,124,375
Proceeds from exercise of Class B common stock warrants	31,250	—
Proceeds from issuance of Series A-1 Preferred shares		965,113
Proceeds from issuance of Series A-2 Preferred shares	1,500,000	—
Net cash provided by financing activities	2,718,150	5,274,319

Net increase in cash	1,020,025	519,489

Cash at beginning of period	57,240	528,417
Cash at end of period	$1,077,265	$1,047,906

Supplemental cash flow information
Cash paid for interest	$87,278	$73,511
Cash paid for income taxes	—	—
Right of use Asset	—	374,357
Lease liability	—	(374,357)

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

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $5,326,003 and $4,324,892 as of September 30, 2020 and March 31, 2020, respectively.

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

Carrying amounts of major classes of assets and liabilities included in discontinued operations are comprised of the following as of:

	September 30,	March 31,
	2020	2020

Cash	$—	$1,800
Accounts Receivable	17,315	45,287
Property, plant and equipment, net	182,889	2,384,877
Goodwill	—	237,977
Other noncurrent assets	5,000	5,000
Total assets held for sale	$205,204	$2,674,941

Accounts payable and accrued liabilities	$57,367	$75,634
Debt	1,045,323	2,287,569
Total liabilities held for sale	$1,102,690	$2,363,203

Major line items comprising net loss from discontinued operations are comprised of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenue	$220	$372,723	$122,665	$616,496
Cost of goods sold	(8,648)	(420,562)	(199,004)	(514,866)
	(8,428)	(47,839)	(76,339)	101,630
Selling, general and administrative (including depreciation and amortization)	39,551	164,176	368,161	245,756
Interest expense, net	13,493	30,990	28,217	49,064
Loss on sales of fixed assets	(836,778)	(10,105)	(836,778)	(10,105)
Net loss from discontinued operations	$(898,250)	$(253,110)	$(1,309,495)	$(203,295)

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

4. INVENTORY

Inventory, for which there was none as of September 30, 2020, is valued at the lower of cost (average) or market.

March 31,
2020

Blasted Rock	$2,316
Packaging	7,204
Total	$9,520

5. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	September 30,	March 31,
	2020	2020
Recoverable Limestone	$1,477,469	$1,477,470
Mill Equipment	1,289,113	1,273,395
Mining Equipment	336,934	336,934
Mobile Equipment	813,965	813,975
Other	78,972	78,972
Total	3,996,453	3,980,746
Less: Accumulated Depreciation	(1,183,974)	(1,007,525)
Property, plant and equipment, net	$2,812,479	$2,973,221

6. NOTES PAYABLE

On September 9, 2020, Company, executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $731. The balance of principal and interest is payable thirty years from the date of the promissory note. In connection with the EIDL Loan, the Company executed the EIDL Loan documents, which include the SBA Secured Disaster Loan Note, dated September 9, 2020, the Loan Authorization and Agreement, dated September 9, 2020, and the Security Agreement, dated September 9, 2020, each between the SBA and the Company.

On July 24, 2020, Rail Land Company executed a Term Loan Promissory Note, primarily secured by the underlying property of the Rail Park (“Secured Promissory Note”), with a private lender for $2,450,000. The Secured Promissory Note matures on July 31, 2021, and accrues interest at 10% per annum.  RMI is a guarantor of the Secured Promissory Note.

In April and June 2020, the Company executed two unsecured note agreements with an investor totaling $1,000,000. The unsecured notes are carried net of original issue discount (10%), which is being amortized on a straight line basis, which approximates the effective interest method.

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

In May 2021, the Company submitted its applications to the SBA for forgiveness of the PPP Loans. As of September 30, 2021, the PPP Loan principal and accrued interest are classified as noncurrent in the Condensed Consolidated Balance Sheets. In June 2021, the Company received formal notification in the form of a letter dated May 25, 2021, from Simmons that the SBA approved the Company’s PPP Loan forgiveness applications for the Company’s Loan in the amount of $438,500 (including accrued interest). The Company will account for the debt forgiveness during its fiscal first quarter ending June 30,2022, and will recognize a gain on extinguishment of debt (other income) in the amount of $438,500 in the Consolidated Statements of Operations for the respective quarter.

	September 30, 2020	March 31, 2020	Effective Interest Rate	Maturity Date
Equipment loans	$152,305	$191,530	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Secured promissory note	2,450,000	—	10.00%	July 31, 2021
Senior unsecured note	—	1,247,268	25.00%	April 4, 2020
Term loan	367,721	1,297,014	3.69%	July 21, 2020
Unsecured notes	1,462,710	967,856	10.00%	April 3, 2021 - June 30, 2021
Lines of credit	304,767	621,224	5.750%	May 6, 2020
Promissory notes (PPP loan)	438,500	—	1.00%	April 20, 2022
Secured disaster loan (SBA)	150,000	—	3.75%	September 9, 2050
	5,326,003	4,324,892
Unamortized debt issuance cost	(322,942)	(30,669)
	5,003,061	4,294,223
Discontinued operations	(1,045,323)	(2,287,569)
Less: current portion	(3,302,390)	(1,756,654)
Debt due after one year	$655,348	$250,000

7. TRANSACTIONS WITH RELATED PARTIES

As of September 30, 2020, the Company has accrued $1,580,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

8. SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance. In April 2021, the Board of Directors of the Company authorized 118.47 shares as Series A Preferred Stock and designated 48.27 as Series A-1 Convertible

Preferred Stock, designated 19.45 as Series A-2 Convertible Preferred Stock and designated 50.75 as Series A-3 Convertible Preferred Stock (collectively referred to as “Series A Preferred Stock”). The Series A Preferred Stock is senior, with respect to dividend rights and to rights upon any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a "Liquidation Event") in preference and priority to the Class A Common Stock and Class B Common Stock of the Company.

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

9. SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of September 30, 2020, there were 1,592,436 shares still available for future issuance under the 2015 Plan.

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

10. SEGMENT REPORTING

For the three six months ended September 30, 2020, the Company has two reportable segments: Aggregates and Rail Park. The Company had three reportable segments for the three and six months ended September 30, 2019: Aggregates, Logistics and Rail Park. The Aggregates segment produces chemical grade lime for use in the aggregates market. The Logistics segment was shutdown in April 2020, and its results of operations have been included in discontinued operations. The Rail Park segment consists of land under development to provide a rail terminal and services facility and currently has no operational activity. The Rail Park will require significant future capital investment before the segment starts generating recurring revenue. The Company expects that the Rail Park development will commence in the first half of calendar year 2021.

The Aggregates segment has a major customer, a mining operation (“Mine”), that accounted for approximately 80% and 86% of Aggregates segment revenue for the three and six months ended September 30, 2020, respectively. As of September 30, 2020, the Mine accounted for approximately 74% of our Aggregates segment accounts receivable balance.

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

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.  All assets are held and all operating activities occur within the United States.

	Three months ended September 30, 2020				Six months ended September 30, 2020
Description	Aggregates	Rail Park	Other/Corporate	Total	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$174,300	$—	$—	$174,300	$443,261	$—	$—	$443,261
Gross profit	21,310	—	—	21,310	99,593	—	—	99,593
Selling, general and administrative	193,558	—	2,857,677	3,051,235	632,179	—	5,333,426	5,965,605
Property, plant and equipment, net	2,750,867	—	61,612	2,812,479	2,750,867	—	61,612	2,812,479
Land under development	—	7,497,146	12,906	7,510,052	—	7,497,146	12,906	7,510,052

The September 30, 2019 segment information has not been retroactively adjusted to reflect the impact of discontinued operations.

	Three months ended September 30, 2019					Six months ended September 30, 2019
Description	Aggregates	Logistics	Rail Park	Other	Total	Aggregates	Logistics	Rail Park	Other	Total
Revenues from external customers	$267,575	$488,111	$—	$(100,350)	$655,336	$501,525	$813,572	$—	$(182,037)	$1,133,060
Intersegment revenues	(100,348)	100,348	—	—	—	(182,037)	182,037	—	—	—
Interest expense	1,113	31,825	—	74,139	107,077	2,367	50,821	—	137,468	190,656
Depreciation, depletion and amortization	70,752	100,731	—	976	172,459	143,931	158,909	—	1,278	304,118
Segment loss	461,069	282,408	14,831	2,352,591	3,110,899	944,390	334,357	21,604	4,756,925	6,057,276
Segment assets	4,158	442,701	213,776	403,093	1,063,728	3,599,439	3,175,151	6,036,901	1,564,995	14,376,486
Expenditure for segment assets	—	433,099	—	—	433,099	—	2,704,124	—	—	2,704,124

11. COMMITMENTS AND CONTINGENCIES

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of September 30, 2020, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2020	$108,701
Liabilities incurred	—
Accretion expense	5,317
Balance at September 30, 2020	$114,018

12. SUBSEQUENT EVENTS

Land Under Development

In 2018, the Company formed the Rocky Mountain Rail Park Metropolitan District (“District”) for the purpose of financing public improvements related to the development of approximately 620 acres including open space and other right-of-way areas and providing ongoing operations and maintenance services related to the public improvements. Public improvements are generally, any part or all of the public improvements authorized to be planned, designed, acquired, constructed, installed, relocated, redeveloped, operated, maintained and/or financed, including necessary and appropriate landscaping, appurtenances and real property to effect such improvements, as generally described in the Colorado Special District Act (Title 32, Article 1, Colorado Revised Statutes) and as may be necessary to serve the future taxpayers and inhabitants of the District, as determined by the District Board, including public improvements within and without the District’s boundaries.

In April 2021, the District closed on its Limited Tax General Obligation and Water Revenue Bonds, Series 2021A and 2021B (“Tax -Exempt Bonds”) raising total proceeds of approximately $65.2 million, $51.2 million of which will be directly used to fund the public improvements. The Tax -Exempt Bonds are an obligation of the District and not of the Company and will be repaid through ownership taxes and other enterprise revenues collected by the District from property owners residing in the District.

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

On December 8, 2014, our name was changed from Rocky Mountain Resource Holdings, Inc. to “RMR Industrials, Inc.” On January 1, 2020, we changed our name from RMR Industrials, Inc., to “Rocky Mountain Industrials, Inc.”

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

On July 28, 2016, we formed RMR Aggregates, Inc., a Colorado corporation (“RMR Aggregates”), as a wholly owned subsidiary of the Compnay. RMR Aggregates was formed to hold assets primarily relating to the mining and processing of industrial minerals for the manufacturing, construction, and agriculture sectors. These minerals include limestone, aggregates, marble, silica, barite, and sand.

On October 12, 2016, pursuant to an Asset Purchase Agreement with CalX Minerals, LLC, a Colorado limited liability company (“CalX”), we completed the purchase of substantially all of the assets associated with  the Mid-Continent Limestone Quarry on 41 BLM unpatented placer mining claims in Garfield County, Colorado. CalX assets include the mining claims, improvements, access rights, water rights, equipment, inventory, contracts, permits, certain intellectual property rights, and other tangible and intangible assets associated with the limestone mining operation.

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

Results of Operations

Comparison of the Three and Six Months Ended September 30, 2020 and September 30, 2019

Revenues

Our revenues for the three-month and six-month period ended September 30, 2020 were $174,300 and $443,261, respectively. This compares to revenue for the same period ended September 30, 2019 of $282,613 and $516,564.

Cost of Goods Sold

Our cost of goods sold for the three-month and six-month periods ended September 30, 2020 were $152,990 and $343,668, respectively. This compares to cost of goods sold for the same periods ended September 30, 2019 of $216,121 and $543,117.

Operating Expenses

Our operating expenses for the three-month and six-month periods ended September 30, 2020 were $3,051,235 and $5,965,605. This compares to operating expenses for the same periods ended September 30, 2019 of $2,858,228 and $5,703,835. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs, salaries and wages, and depreciation and amortization. The increase was due primarily to  costs incurred by the Company in relation to the Company’s rail park development.

Interest Expense (Income), net

Our interest expense, net for the three-month and six-month periods ended September 30, 2020 were $215,151 and $333,801, compared to $76,088 and $141,593 of interest expense for the same period ended September 30, 2019.

Net Loss Attributable to Rocky Mountain Industrials, Inc.

Our net loss for the three-month and six-month periods ended September 30, 2020 was $4,143,326 and $7,509,308. This compares to a net loss for the same periods ended September 30, 2019 of $2,964,887 and $5,753,910.

Liquidity and Capital Resources

As of September 30, 2020, we had current assets of $1,765,234, total current liabilities of $9,167,955 and working capital deficiency of $7,402,721. We have incurred an accumulated loss of $56,477,575 since inception.

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are approximately $200,000 per month. As evidenced by approximately $1.6 million of our current liabilities being owed to related parties, we have relied historically on related parties to sustain the Company’s operations. In order to successfully execute our business plan, the net proceeds of a $10-20 million offering will be required to finance our planned acquisition and for general working capital purposes.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through September 30, 2020 totaling $56,477,575 and have completed the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented. Accordingly, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting, which resulted in untimely financial statement filings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended September 30, 2020, accredited investors purchased 14.95 shares of Series A-2 Preferred Stock for which the Company received gross proceeds of $1,500,000. During the same period, accredited investors exercised warrants to purchase 2,500 Class B Common Stock shares for which the Company received $31,250 in gross proceeds.

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

32.1 *	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosures
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

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