Form 10-Q
period 2020-12-31
Rocky Mountain Industrials, Inc.
filed 2021-12-15
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Unless otherwise specified or required by context, as used in this Report, the terms “we,” “our,” “us” and the “Company” refer collectively to Rocky Mountain Industrials, Inc.,  (“RMI”) formerly RMR, Industrials, Inc., and its wholly/majority-owned subsidiaries, RMR Aggregates, Inc., RMR Logistics, Inc., and Rail Land Company, LLC. Unless otherwise indicated, the term “common stock” refers to shares of our Class A Common Stock and Class B Common Stock.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2020	2020
ASSETS
Current assets
Cash	$792,412	$57,240
Accounts receivable	21,018	80,180
Inventory	—	9,520
Prepaid expenses	131,564	388,953
Restricted cash	229,593	217,500
Assets held for sale	19,313	2,674,941
Total current assets	1,193,900	3,428,334

Property, plant, and equipment, net	2,739,451	2,973,221
Land under development	7,668,285	6,800,616
Right of use asset	311,135	519,754
Asset retirement obligation	77,199	62,195
Other intangibles, net	67,925	68,191
Deposits and other assets	83,601	56,785
Total assets	$12,141,496	$13,909,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,411,930	$1,223,995
Accrued liabilities	885,569	1,064,633
Accrued liabilities, related party	1,655,000	1,210,000
Dividends payable	775,147	140,032
Debt due within one year	3,823,010	1,756,654
Liabilities held for sale	762,663	2,363,203
Total current liabilities	9,313,319	7,758,517

Debt due after one year	643,026	250,000
Preferred shares debt	—	200,001
Lease liability	311,135	519,754
Accrued reclamation liability	116,676	108,701
Total liabilities	10,384,156	8,836,973

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 and 43.27 shares issued and outstanding on December 30, 2020 and March 31, 2020, respectively	4,827,000	4,327,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 and none issued and outstanding on December 30, 2020 and March 31, 2020, respectively	1,950,000	—
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 and none issued and outstanding on December 30, 2020 and March 31, 2020, respectively	5,075,140	—
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on December 30, 2020 and March 31, 2020	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,758,332 and 4,840,919 shares issued and outstanding on December 30, 2020 and March 31, 2020, respectively	4,760	5,277
Additional paid-in capital	50,144,065	49,276,203
Accumulated deficit	(60,279,411)	(48,572,143)
Total stockholders' equity	1,757,340	5,072,123
Total liabilities and stockholders’ equity	$12,141,496	$13,909,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2020	2019	2020	2019

Revenue	$116,080	$340,696	$559,341	$857,260
Cost of goods sold	191,101	202,382	534,769	745,499
Gross profit	(75,021)	138,314	24,572	111,761
Selling, general and administrative (includes depreciation, depletion and amortization for the three months ended of $77,917 in 2020 and $146,075 in 2019; and for the nine months ended of $235,423 through December 2020 and $388,205 through December 2019)	3,198,492	2,712,935	9,164,097	8,416,770
Loss from operations	(3,273,513)	(2,574,621)	(9,139,525)	(8,305,009)
Gain (loss) on sale of assets	(3,000)	—	(3,000)	18,000
Interest (expense), net	(217,369)	(100,018)	(551,170)	(241,611)
Loss before income tax provision	(3,493,882)	(2,674,639)	(9,693,695)	(8,528,620)
Income tax expense	—	—	—	—
Net loss from continuing operations	(3,493,882)	(2,674,639)	(9,693,695)	(8,528,620)

Net loss from discontinued operations	(68,964)	(185,554)	(1,378,459)	(388,849)
Net loss	$(3,562,846)	$(2,860,193)	$(11,072,154)	$(8,917,469)

Basic and diluted loss per share from continuing operations	$(0.54)	$(0.51)	$(1.52)	$(1.61)

Basic and diluted loss per share from discontinued operations	$(0.01)	$(0.04)	$(0.22)	$(0.07)

Basic and diluted loss attributable to Rocky Mountain Industrials, Inc. per common share	$(.59)	$(0.55)	$(1.83)	$(1.69)

Weighted average shares outstanding	6,476,542	5,243,793	6,386,541	5,282,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance, March 31, 2019	35,785,858	$35,786	4,032,752	$4,033	—	$—	$42,102,105	$(35,428,938)	$99,212	$6,812,198
Issuance of warrant for services	—	—	—	436	—	—	299,723	—	—	300,159
Issuance of common shares for subscription	—	—	75,000	75	—	—	1,499,925	—	—	1,500,000
Issuance of restricted common shares for compensation	—	—	37,000	37	—	—	(37)	—	—	—
Issuance of common stock for services	—	—	12,000	12	—	—	(12)	—	—	—
Stock-based compensation from stock options	—	—	—	—	—	—	750,029	—	—	750,029
Forfeiture of common stock	—	—	(53,500)	(54)	—	—	54	—	—	—
Net loss	—	—	—	—	—	—	—	(2,789,023)	(147,319)	(2,936,342)
Balance, June 30, 2019	35,785,858	35,786	4,103,252	4,539	—	—	44,651,787	(38,217,961)	(48,107)	6,426,044
Issuance of warrant for services	—	—	—	(85)	—	—	—	—	—	(85)
Issuance of Series A-1 Preferred shares	—	—	—	—	7.5	757,266	—	—	—	757,266
Issuance of common shares for subscription	—	—	100,000	100	—	—	1,624,900	—	—	1,625,000
Issuance of restricted common shares for compensation	—	—	85,000	85	—	—	(85)	—	—	—
Stock-based compensation from stock options	—	—	—	—	—	—	829,594	—	—	829,594
Net loss	—	—	—	—	—	—	—	(2,964,887)	(156,047)	(3,120,934)
Balance, September 30, 2019	35,785,858	35,786	4,288,252	4,639	7.5	757,266	47,106,196	(41,182,848)	(204,154)	6,516,885
Equity conversion of RMRA shares for RMRI common share	—	—	166,667	167	—	—	(167)	(204,154)	204,154	—
Issuance of Series A-1 Preferred shares	—	—	—	—	20.02	2,032,595	—	—	—	2,032,595
Issuance of restricted common shares for compensation	—	—	4,000	4	—	—	(4)	—	—	—
Forfeiture of common stock	—	—	(10,000)	(10)	—	—	10	—	—	—
Stock-based compensation from stock options	—	—	—	—	—	—	889,835	—	—	889,835
Net loss	—	—	—	—	—	—	—	(2,860,193)	—	(2,860,193)
Balance, December 31, 2019	35,785,858	$35,786	4,448,919	$4,800	27.52	$2,789,861	$47,995,870	$(44,247,195)	$—	$6,579,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)(Continued)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2020	35,785,858	$35,786	4,840,919	$5,277	43.27	$4,327,000	—	$—	—	$—	$49,276,203	$(48,572,143)	$5,072,123
Issuance of Series A-1 Preferred shares for services	—	—	—	—	5.00	500,000	—	—	—	—	—	—	500,000
Series A-2 Preferred shares issued to settle preferred shares debt	—	—	—	—	—	—	2.00	200,000	—	—	—	—	200,000
Series A-2 Preferred shares issued to settle note payable	—	—	—	—	—	—	2.50	250,000	—	—	—	—	250,000
Issuance of Series A-2 Preferred shares	—	—	—	—	—	—	14.95	1,500,000	—	—	—	—	1,500,000
Conversion of Class B Common Stock for Series A-3 Preferred Shares	—	—	(338,343)	(338)	—	—	—	—	50.75	5,075,140	(5,074,802)	—	—
Issuance of restricted Class B Common Stock for compensation	—	—	5,000	5	—	—	—	—	—	—	(5)	—	—
Other	—	—	—	(436)	—	—	—	—	—	—	436	—	—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(157,132)	(157,132)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,295,104	—	1,295,104
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,365,982)	(3,365,982)
Balance, June 30, 2020	35,785,858	35,786	4,507,576	4,508	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	45,496,936	(52,095,257)	5,294,113
Issuance of Class B Common Shares upon exercise of warrants	—	—	2,500	3	—	—	—	—	—	—	31,247	—	31,250
Issuance of Class B common shares for services	—	—	15,000	15	—	—	—	—	—	—	374,985	—	375,000
Forfeiture of Class B Common stock	—	—	(18,000)	(18)	—	—	—	—	—	—	18	—	—
Quarterly dividends on A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(238,992)	(238,992)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,295,106	—	1,295,106
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,143,326)	(4,143,326)
Balance, September 30, 2020	35,785,858	35,786	4,507,076	4,508	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	47,198,292	(56,477,575)	2,613,151
Issuance of Class B Common Shares upon exercise of warrants	—	—	57,500	58	—	—	—	—	—	—	718,692	—	718,750
Issuance of Class B Common shares for services	—	—	25,300	25	—	—	—	—	—	—	632,475	—	632,500
Issuance of restricted Class B Common shares for compensation			312,456	313	—	—	—	—	—	—	(312)	—	1
Forfeiture of Class B Common stock	—	—	(168,000)	(168)	—	—	—	—	—	—	168	—	—
Issuance of restricted Class B Common shares for Board compensation			24,000	24	—	—	—	—	—	—	(24)	—	—
Quarterly dividends on A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(238,990)	(238,990)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,594,774	—	1,594,774
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,562,846)	(3,562,846)
Balance, December 31, 2020	35,785,858	$35,786	4,758,332	$4,760	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$50,144,065	$(60,279,411)	$1,757,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	December 31,
	2020	2019
Cash flow from operating activities:
Net loss	$(11,072,154)	$(8,917,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating and investing cash flows from (used in) discontinued operations	2,614,839	(711,432)
Depreciation, depletion and amortization expense	235,423	388,205
Stock-based compensation	4,184,985	2,770,154
Loss on sale of assets	3,000	—
Accretion expense	7,975	20,329
Amortization of debt discount	424,641	—
Deferred rent	—	(39,898)
Changes in operating assets and liabilities:
Accounts receivable	59,162	(33,097)
Inventory	9,520	38,638
Prepaid expenses	257,389	(257,016)
Restricted cash	(12,093)	(94,671)
Deposits and other assets	(26,816)	9,057
Accounts payable	187,935	(105,819)
Accrued liabilities	453,436	1,915,451
Accrued liabilities, related parties	445,000	(310,000)
Other	(1)	1
Net cash used in operating activities	(2,227,759)	(5,327,567)

Cash Flows from Investing Activities:
Acquisition of other intangibles	—	(28,406)
Investments in land under development	(492,669)	(1,209,508)
Purchase of property, plant and equipment	(9,843)	—
Net cash used in investing activities	(502,512)	(1,237,914)

Cash Flows from Financing Activities:
Proceeds from note payable	4,023,646	307,490
Repayment of debt	(2,808,202)	(147,328)
Proceeds from issuance of Class B common stock	—	3,124,378
Proceeds from exercise of Class B common stock warrants	750,000	—
Proceeds from issuance of Series A-1 Preferred shares	—	3,001,740
Proceeds from issuance of Series A-2 Preferred shares	1,500,000	—
Net cash provided by financing activities	3,465,444	6,286,280

Net increase (decrease) in cash	735,172	(279,201)

Cash at beginning of period	57,240	528,417
Cash at end of period	$792,412	$249,216

Supplemental cash flow information
Cash paid for interest	$153,373	$73,511
Cash paid for income taxes	$—	$—
Right of Use Asset	—	298,168
Lease Liability	—	(298,169)

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

Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $5,389,095 and $4,324,892 as of December 31, 2020 and March 31, 2020, respectively.

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

Discontinued Operations

In April 2020, the Company began the shutdown and closing of operations located in Wellington, Colorado comprising substantially all the operations of RMR Logistics and the Logistics segment. The closing of the Wellington location was substantially complete in June, 2020. Substantially all of the mobile equipment was sold at auction in August of 2020 at a loss of approximately $837,000 for the quarter ended September 30, 2020 and a loss of approximately $61,000 for the quarter ended December 31, 2020. Auction proceeds received was approximately $1,287,000 for the quarter ended September 30, 2020 and approximately $64,000 for the quarter ended December 31, 2020 and was used to pay down debt.

Carrying amounts of major classes of assets and liabilities included in discontinued operations are comprised of the following as of:

	December 31,	March 31,
	2020	2020

Cash	$—	$1,800
Accounts Receivable	14,313	45,287
Property, plant and equipment, net	—	2,384,877
Goodwill	—	237,977
Other noncurrent assets	5,000	5,000
Total assets held for sale	$19,313	$2,674,941

Accounts payable and accrued liabilities	$44,391	$75,634
Debt	718,272	2,287,569
Total liabilities held for sale	$762,663	$2,363,203

Major line items comprising net loss of discontinued operations are comprised of the following:

	Three Months Ended December 30,		Nine Months Ended December 30,
	2020	2019	2020	2019
Revenue	$—	$216,571	$122,665	$833,067
Cost of goods sold	—	(241,680)	(199,004)	(756,546)
	—	(25,109)	(76,339)	76,521
Selling, general and administrative (including depreciation and amortization)	2,929	128,575	371,090	374,331
Interest expense, net	4,324	31,870	32,541	80,934
Loss on Sales of Fixed Assets	(61,711)	—	(898,489)	(10,105)
Net loss from discontinued operations	$(68,964)	$(185,554)	$(1,378,459)	$(388,849)

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

4. INVENTORY

Inventory, for which there was none as of December 31, 2020, is valued at the lower of cost (average) or market.

March 31,
2020

Blasted Rock	$2,316
Packaging	7,204
Total	$9,520

5. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	December 31,	March 31,
	2020	2020
Recoverable Limestone	$1,477,469	$1,477,470
Mill Equipment	1,289,113	1,273,395
Mining Equipment	336,934	336,934
Mobile Equipment	813,975	813,975
Other	78,974	78,972
Total	3,996,465	3,980,746
Less: Accumulated Depreciation	(1,257,014)	(1,007,525)
Property, plant and equipment, net	$2,739,451	$2,973,221

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

In April and June 2020, the Company executed two unsecured note agreements with an investor totaling $1,000,000. The unsecured notes are carried net of original issue discount (10%), which is being amortized on a straight line basis, which approximates the effective interest method.  In December 2020, the same investor executed an unsecured note with the Company in the amount of $400,000. The note is carried net of original issue discount (3.75%) and was repaid in January 2021.

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

In May 2021, the Company submitted its applications to the SBA for forgiveness of the PPP Loans. As of December 31, 2021, the PPP Loan principal and accrued interest are classified as noncurrent in the Condensed Consolidated Balance Sheets. In June 2021, the Company received formal notification in the form of a letter dated May 25, 2021, from Simmons that the SBA approved the Company’s PPP Loan forgiveness applications for the Company’s Loan in the amount of $438,500 (including accrued interest). The Company will account for the debt forgiveness during its fiscal first quarter of 2022 and will recognize a gain on extinguishment of debt (other income) in the amount of $438,500 in the Consolidated Statements of Operations.

	December 31, 2020	March 31, 2020	Effective Interest Rate	Maturity Date
Equipment loans	$122,900	$191,530	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Secured promissory note	2,450,000	—	10.00%	July 31, 2021
Senior unsecured note	—	1,247,268	25.00%	April 4, 2020
Term loan	189,295	1,297,014	3.89%	July 21, 2020
Unsecured notes	1,883,486	967,856	3.75% - 10%	April 3, 2021 - June 30, 2021
Lines of credit	154,914	621,224	5.750%	May 6, 2020
Promissory notes (PPP loan)	438,500	—	1.00%	April 20, 2022
Secured disaster loan (SBA)	150,000	—	3.75%	September 9, 2050
	5,389,095	4,324,892
Unamortized debt issuance cost	(204,787)	(30,669)
	5,184,308	4,294,223
Discontinued operations	(718,272)	(2,287,569)
Less: current portion	(3,823,010)	(1,756,654)
Debt due after one year	$643,026	$250,000

7. TRANSACTIONS WITH RELATED PARTIES

As of December 30, 2020, the Company has accrued $1,655,000 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

9.SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of December 31, 2020, there were 1,222,537 shares still available for future issuance under the 2015 Plan.

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

10. SEGMENT REPORTING

For the three and nine months ended December 31, 2020, the Company has two reportable segments: Aggregates and Rail Park. The Company had three reportable segments for the three and nine months ended December 31, 2019: Aggregates, Logistics and Rail Park. The Aggregates segment produces chemical grade lime for use in the aggregates market. The Logistics segment was shutdown in April 2020, and its results of operations have been included in discontinued operations. The Rail Park segment consists of land under development to provide a rail terminal and services facility and currently has no operational activity.  The Rail Park will require significant future capital investment before the segment starts generating recurring revenue. The Company expects that the Rail Park development will commence in the first half of calendar year 2021.

The Aggregates segment has a major customer, a mining operation (“Mine”), that accounted for approximately 96% and 80% of Aggregates segment revenue for the three and nine months ended December 31, 2020, respectively. As of December 31, 2020, the Mine accounted for approximately 98% of  Aggregates segment accounts receivable balance.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.  All assets are held and all operating activites occur within the United States.

	Three months ended December 31, 2020				Nine months ended December 31, 2020
	Aggregates	Rail Park	Other/Corporate	Total	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$116,080	$—	$—	$116,080	$559,341	$—	$—	$559,341
Gross profit	(75,021)	—	—	(75,021)	24,572	—	—	24,572
Selling, general and administrative	259,418	—	2,939,074	3,198,492	891,597	—	8,272,500	9,164,097
Property, plant and equipment, net	2,687,454	—	51,997	2,739,451	2,687,454	—	51,997	2,739,451
Land under development	—	7,655,379	12,906	7,668,285	—	7,655,379	12,906	7,668,285

The December 31, 2019 segment information has not been retroactively adjusted to reflect the impact of discontinued operations.

	Three months ended December 31, 2019					Nine months ended December 31, 2019
	Aggregates	Logistics	Rail Park	Other	Total	Aggregates	Logistics	Rail Park	Other	Total
Revenues from external customers	$340,696	$319,474	$—	$(102,902)	$557,268	$842,221	$1,133,046	$—	$(284,939)	$1,690,328
Intersegment revenues	(102,902)	102,902	—	—	—	(284,939)	284,939	—	—	—
Interest expense	935	32,614	—	98,339	131,888	3,302	83,435	—	235,807	322,544
Depreciation, depletion and amortization	71,169	91,331	—	975	163,475	215,100	250,240	—	2,253	467,593
Segment loss	259,410	243,139	670	2,356,434	2,859,653	1,204,340	577,496	22,274	7,113,359	8,917,469
Segment assets	(103,978)	(73,308)	492,083	(702,984)	(388,187)	3,495,461	3,101,843	6,528,984	862,011	13,988,299
Expenditure for segment assets	—	(74,708)	—	—	(74,708)	—	2,629,416	—	—	2,629,416

11. COMMITMENTS AND CONTINGENCIES

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of December 31, 2020, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2020	$108,701
Liabilities incurred	—
Accretion expense	7,975
Balance at December 31, 2020	$116,676

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

Results of Operations

Comparison of the Three and Nine Months Ended December 31, 2020 and December 31, 2019

Revenues

Our revenues for the three and nine-month periods ended December 31, 2020 were $116,080 and $559,341 respectively. This compares to revenue for the three and nine-month periods ended December 31, 2019 of $340,696 and $857,260, respectively.

Cost of Goods Sold

Our cost of goods sold for the three and nine-month period ended December 31, 2020 were $191,101 and $534,769 respectively. This compares to cost of goods sold for the three and nine-month ended December 31, 2019 of $202,382 and $745,499, respectively. The decrease in costs related to decreased production during the respective periods.

Operating Expenses

Our operating expenses for the three and nine-month period ended December 31, 2020 were $3,198,492 and $9,164,097, respectively. This compares to operating expenses for the three and nine-month ended December 31, 2019 of $2,712,935 and $8,416,770. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs, salaries and wages, and depreciation and amortization. The increase was due primarily costs incurred by the Company in relation to the Company’s rail park development.

Interest Expense (Income), net

Our interest expense, net for the three and nine-month period ended December 31, 2020 was $217,369 and $551,170, respectively, compared to $100,018 and $241,611 of interest expense for the three and nine-month ended December 31, 2019, respectively.

Net Loss Attributable to Rocky Mountain Industrials, Inc.

Our net loss for the three and nine-month period ended December 31, 2020 was $3,562,846 and $11,072,154, respectively. This compares to a net loss for the three and nine-month period ended December 31, 2019 of $2,860,193 and $8,917,469, respectively.

Liquidity and Capital Resources

As of December 31, 2020, we had current assets of $1,193,900, total current liabilities of $9,313,319 and working capital deficiency of $8,119,419. We have incurred an accumulated loss of $60,279,411 since inception.

We will be seeking additional capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are approximately $200,000 per month. As evidenced by approximately $1.7 million of our current liabilities being owed to related parties, we have relied historically on related parties to sustain the Company’s operations. In order to successfully execute our business plan, the net proceeds of a $10-20 million offering will be required to finance our planned acquisition and for general working capital purposes.

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

Going Concern

We have incurred net losses since our inception on October 15, 2014 through December 31, 2020 totaling $60,279,411 and have completed the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented. Accordingly, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting, which resulted in untimely financial statement filings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2020, the Company entered into subscription agreements with accredited investors (“the Purchasers”) to offer and sell 14.95 shares of Series A-2 Preferred Stock for which the Company received $1,500,000 in gross proceeds. During the same period, Purchasers exercised warrants to purchase 2,500 shares of Class B Common Stock for which the Company received $31,250 in gross proceeds.

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