Form 10-K
period 2021-03-31
Rocky Mountain Industrials, Inc.
filed 2021-12-15
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ◻  No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ◻  No   ⌧

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

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	⌧	Smaller reporting company	⌧

Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ◻    No  ⌧

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 15, 2021 was N/A.

As of December 15, 2021, the Company had 35,785,858 Shares of Class A Common Stock and 4,822,332 Shares of Class B Common Stock, and 118.47 preferred shares outstanding.

i

ROCKY MOUNTAIN INDUSTRIALS, INC.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements.” Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “estimates,” “intends,” “plan” “expects,” “may,” “will,” “should,” “predicts,” “anticipates,” “continues,” or “potential,” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, achievements, or industry results, expressed or implied by such forward-looking statements. Such uncertainties and risks include those discussed in the “Risk Factors” and similar sections of this Report on and our other filings with the Securities and Exchange Commission, all of which are incorporated by reference herein. Forward-looking statements appear in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report.

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

Unless otherwise specified or required by context, as used in this Report, the terms “we,” “our,” “us” and the “Company” refers collectively to Rocky Mountain Industrials, Inc., (“RMI”) formerly known as RMR Industrials, Inc., and its wholly/majority-owned subsidiaries, RMR Aggregates, Inc., RMR Logistics, Inc., and Rail Land Company, LLC. Unless otherwise indicated, the term “common stock” refers to shares of our Class A Common Stock and Class B Common Stock.

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

iii

PART I

Item 1.      Business

Overview

RMI’s predecessor entity was incorporated in August 2012 as a Nevada corporation. We are an exploration stage company dedicated to operating industrial assets in the United States (U.S.) including minerals, materials and services. Our strategy is to become a key provider of industrial materials and services in the Rocky Mountain region. We utilize differentiated operational capabilities, which we believe will allow us to outperform conventional operators through diverse markets.

We have a strategy to own, operate, develop, acquire and vertically integrate complementary industrial businesses. The experienced management team of RMI has a multi-cycle track record of operating industrial resource businesses.

We operate the Mid-Continent Quarry in Garfield County, Colorado, producing chemical-grade calcium carbonate that currently services local and regional customers in a variety of end markets, including but not limited to mining, manufacturing, construction, and agriculture. The Mid-Continent Quarry, which is located outside the city of Glenwood Springs, consists of 44 unpatented mining claims owned by the Bureau of Land Management and controlled by RMI. The operation currently serves Arch Coal, local construction firms, and various city and county government construction projects. The quarry is currently undergoing an expansion and modernization effort. For the years ended March 31, 2021 and 2020, we produced and sold 16,232 and 25,474 tons of high-calcium limestone, respectively, from the Mid-Continent Quarry. Please reference “Cautionary Note Regarding Exploration Stage Status and Use of Certain Mining Terms” for disclosure concerning the current stage of our mineral explorations.

We are also actively developing Rocky Mountain Rail Park (the “Rail Park”), a dedicated rail-served industrial business park serving the greater Denver market. In February 2018, we acquired approximately 470 acres of land in Bennett, Colorado which serves as the foundation for the Rail Park. In July 2018, we exercised our option to acquire an additional approximately 150 acres for a total of 620 acres. The Company’s development of the Rail Park is intended to expand the customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services. We intend to be the permanent owner and operator of the Rail Park and once operational, the facility will seek to establish a new industrial hub for rail transportation and related services serving Adams County, Colorado and the greater Denver metropolitan area. Purchaser interest has been strong after the unanimous approval by the Adams County Board of County Commissioners of the Final Development Plan and Final Plat in September 2020. Additionally, the Rail Park sold an 83 acre lot in January 2021, which has further positively impacted the interest in the property’s remaining southern lots.

Rail freight capabilities will allow the Mid-Continent Quarry’s products to access the Denver market, where demand for calcium carbonate is currently strong and supply is relatively limited. The market opportunity is primarily centered on front range infrastructure demands, but also includes fertilizer, animal feed, and multiple other industrial applications. According to the USGS Natural Aggregates Statistics and information Colorado demand in 2020 for construction aggregate was approximately 51.8 million metric tons per year, comprised of 33.6 million metric tons of sand and gravel and 18.2 million metric tons of crushed stone. The area experiences supply shortages in peak seasons, creating a natural market for our products. We believe we are well-positioned to benefit from this market environment.

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

Revenues and Customers

For the year ended March 31, 2021, approximately 84% of our consolidated revenue was from one customer. At March 31, 2021, approximately 43% of our accounts receivable were due from the same customer.

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

CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA” and “Superfund”, and comparable state laws generally impose joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of specified substances, including under CERCLA those designated as “hazardous substances.” These “potentially responsible parties” include the present and certain former owners or operators of the site where the release occurred and those that disposed or arranged for the disposal of the hazardous substance at the site. These liabilities can arise in association with the properties where operations were conducted, as well as disposal facilities where wastes were sent. Many states have adopted comparable or more stringent state statutes. In the course of our operations, we have generated materials that fall within CERCLA’s definition of hazardous substances. We may also be the owner or operator of sites on which hazardous substances have been released and may have generated hazardous substances that have been transported to or otherwise released upon offsite facilities. We may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released by previous owners or operators and offsite facilities to which our wastes were transported and for associated damages to natural resources.

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

Licenses, Permits and Product Registrations. Certain licenses, permits and product registrations are required for our products and operations in the United States. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta and creosote are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Toxic Substances Control Act, and comparable state law) in order to sell those products in the United States. Compliance with these laws has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations. Under FIFRA, the law’s registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers.

Available Information

We maintain a website at http://rockymountainindustrials.com/ that contains additional information about our Company.

Employees

We currently have 12 full-time employees.

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

Our limited operating history may not provide a meaningful basis on which to evaluate our business. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

●	expand our product offerings and maintain the high quality of products offered;
●	manage our expanding operations, including the integration of any future acquisitions;
●	obtain sufficient working capital to support our expansion and to fill customers’ orders on time;
●	maintain adequate control of our expenses;
●	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed; and

●	anticipate and adapt to changing conditions in the markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments, and other significant competitive and market dynamics.

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

We may be unable to sell rail park lots when appropriate or at all because real estate is not as liquid as certain other types of assets.

Real estate investments generally cannot be sold quickly, which could limit our ability to adjust our response to changes in economic conditions and affect the timing of sales or leases of rail park lots. This could adversely affect our financial condition and our ability to service debt

Loss of key members of our management team could disrupt our business.

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

The industries in which we operate are highly competitive. Among our competitors are some of the world’s largest chemical companies that have their own raw material resources. Changes in the competitive landscape could make it difficult for us to retain our competitive position. In addition, some of the companies with whom we compete may be able to produce products more economically than we can. Furthermore, most of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development.

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

The Company expects to sell a broad range of products and services in a competitive environment, and to compete for sales on the basis of product quality, price, technology and customer service. Increased levels of competition could result in lower prices or lower sales volume, which could have a negative impact on the Company’s results of operations.

Economic conditions around the world, and in certain industries in which the Company does business, also impact sales prices and volume. As a result, market uncertainty or an economic downturn in the geographic areas or industries in which we sell our products could reduce demand for these products and result in decreased sales volume, which could have a negative impact on our results of operations.

In addition, volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations, which could result in a decrease in sales volume and have a negative impact on our results of operations. The Company’s business operations may also give rise to market risk exposure related to changes in interest rates, commodity prices and other market factors such as equity prices.

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

Concerns regarding the safe use of chemicals in commerce and their potential impact on health and the environment reflect a growing trend in societal demands for increasing levels of product safety and environmental protection. These concerns could manifest themselves in stockholder proposals, preferred purchasing and continued pressure for more stringent regulatory intervention. These concerns could also influence public perceptions, the viability of the Company’s products, the Company’s reputation and the cost to comply with regulations. In addition, terrorist attacks and natural disasters have increased concerns about the security and safety of chemical production and distribution. These concerns could have a negative impact on the Company’s results of operations.

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

Our founder and directors have voting control over the Company.

Our founders, who are also directors of the Company, have significant ownership of the Company, including a majority of our voting stock. This gives them the ability to control most, if not all, Company decisions.

Our founders as a group own, directly or indirectly, approximately 57% of the Company Class A Common Stock (the Company’s voting capital stock), effectively giving them voting control over most, if not all, decisions submitted to a shareholder vote, including the election of our directors and mergers and other major transactions. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of the Company even when such a change of control would be in the best interests of the Company’s other shareholders. Accordingly, other investors will have little voice in our management decisions and will exercise very little control over us. In addition, the applicable sections of the Nevada Revised Statutes provide that certain actions must be approved by a specified percentage of shareholders. In the event that the requisite approval of shareholders is obtained, dissenting shareholders would be bound by such vote. Accordingly, no persons should purchase any shares unless they are willing to entrust all aspects of control to our management.

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

Trading in our stock is subject to regulatory restrictions that limit a shareholder’s ability to buy and sell our stock.

There is currently no active trading market for our stock, and applicable SEC and other rules may prevent such a market from developing. For example:

●	Our stock is categorized as a “penny stock” under applicable SEC rules. SEC rules impose certain sales practice requirements on broker-dealers who sell penny stocks that do not apply to other securities, including a requirement that a broker-dealer deliver a standardized risk disclosure document prior to completing a transaction in a penny stock. Similarly, FINRA places certain restrictions on transactions involving low-priced securities, including our common stock. Our common stock is not listed on any national securities exchange, and it does not currently qualify for listing on any major exchange, including the New York Stock Exchange or Nasdaq.
●	We have not timely filed all reports required to be filed by the rules of the SEC, which limits the ability of shareholders to sell our common stock in unregistered transactions in reliance on SEC Rule 144.

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

Item 1B.   Unresolved Staff Comments

Not applicable

Item 2.      Properties – Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations

Our principal executive offices are located in Denver, Colorado where we lease approximately 4,648 square feet under an arrangement that expires in February 2022. In Beverly Hills, California we lease approximately 2,238 square feet of office space for management, sales and support staff under an arrangement that expires in January 2022. The Company feels that this space is sufficient until the Company significantly expands operations. The Company through its subsidiary Rail Land Company, LLC, owns an approximate 620-acre parcel of real property located in Bennett, Colorado. The Company’s development of the Rail Park is intended to expand the customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services

Please reference “Cautionary Note Regarding Exploration Stage Status and Use of Certain Mining Terms” in Item 1 related to stage of our mineral explorations, all of which are without reserves, as defined by Guide 7.

Background

RMI, through its subsidiary, RMR Aggregates, Inc., owns 44 mining claims on Bureau of Land Management (BLM) property in Garfield County, Colorado. The mining claims encompass 880 acres (20 acres each) and are for chemical grade limestone found within the Leadville Limestone formation. RMI purchased the mining claims and the associated mining facilities and equipment from CalX Minerals in October of 2016.

The mineral rights are controlled through unpatented mining claims, the extents of which are shown on Figure 1. RMI has the legal right to enter through the provisions of the 1872 Mining Law. The claims grant RMI the right to remove the minerals within each claim under a Plan of Operations which must be approved by the BLM. RMI does not have any surface rights or surface ownership with the claims. However, RMI may conduct surface activities and install structures on the surface so long as the approved Plan of Operations allows. There is no set duration or term to the mining claims. RMI retains the rights to the mining claims through the payment of claim renewal fees, to the BLM, in September of each year. Each of the 44 claims requires an annual renewal fee payment of $165 per claim. RMI is responsible for paying these claim renewal fees each year. All claims are listed below in Table 1.

There are no active plans for future exploration.

	Claim No.
Claim Name	(CMC-)	Loc. Date	Township	Range	Sec.	Description
Cascade No. 1	251537	5/10/2001	5 South	88 West	31	E/2NE/4SW/4
Cascade No. 2	251538	5/10/2001	5 South	88 West	31	W/2NE/4SW/4
Cascade No. 3	251539	5/10/2001	5 South	88 West	31	W/2SE/4SW/4
Cascade No. 4	251540	5/10/2001	5 South	88 West	31	E/2SE/4SW/4
Chemin No. 1	251541	5/10/2001	5 South	89 West	36	E/2NE/4SE/4
Chemin No. 2	251542	5/10/2001	5 South	89 West	36	W/2NE/4SE/4
Chemin No. 3	251543	5/10/2001	5 South	89 West	36	E/2NW/4SE/4
Chemin No. 4	251544	5/10/2001	5 South	89 West	36	W/2NW/4SE/4
Chemin No. 5	251545	5/10/2001	5 South	89 West	36	W/2SE/4SE/4
Chemin No. 6	251546	5/10/2001	5 South	89 West	36	E/2SW/4SE/4
Chemin No. 7	251547	5/10/2001	5 South	89 West	36	W/2SW/4SE/4
Storm Queen No. 1	276917	12/15/2008	5 South	89 West	36	W/2NW/4NE/4
Storm Queen No. 2	276918	12/15/2008	5 South	89 West	36	E/2NW/4NE/4
Storm Queen No. 3	276919	12/15/2008	5 South	89 West	36	W/2NE/4NE/4
Storm Queen No. 4	276920	12/15/2008	5 South	89 West	36	E/2NE/4NE/4
Storm Queen No. 5	276921	12/15/2008	5 South	88 West	31	W/2NW/4NW/4
Storm Queen No. 6	276922	12/15/2008	5 South	88 West	31	E/2NW/4NW/4
Storm Queen No. 7	276923	12/15/2008	5 South	88 West	31	W/2NE/4NW/4
Storm Queen No. 8	276924	12/15/2008	5 South	89 West	36	E/2SE/4NW/4
Storm Queen No. 9	276925	12/15/2008	5 South	89 West	36	W/2SW/4NE/4
Storm Queen No. 10	276926	12/15/2008	5 South	89 West	36	E/2SW/4NE/4
Storm Queen No. 11	276927	12/15/2008	5 South	89 West	36	W/2SE/4NE/4
Storm Queen No. 12	276928	12/15/2008	5 South	89 West	36	E/2SE/4NE/4
Storm Queen No. 13	276929	12/15/2008	5 South	88 West	31	W/2SW/4NW/4
Storm Queen No. 14	276930	12/15/2008	5 South	88 West	31	E/2SW/4NW/4
Storm Queen No. 15	276931	12/15/2008	5 South	88 West	31	W/2SE/4NW/4
Storm Queen No. 16	276932	12/15/2008	5 South	89 West	36	W/2NE/4SW/4
Storm Queen No. 17	276933	12/15/2008	5 South	89 West	36	E/2NE/4SW/4
Storm Queen No. 18	276934	12/15/2008	5 South	88 West	31	W/2NW/4SW/4
Storm Queen No. 19	276935	12/15/2008	5 South	88 West	31	E/2NW/4SW/4
Storm Queen No. 20	276936	12/15/2008	5 South	89 West	36	W/2SE/4SW/4
Storm Queen No. 21	276937	12/15/2008	5 South	89 West	36	E/2SE/4SW/4
Storm Queen No. 22	276938	12/15/2008	5 South	89 West	36	E/2ES/4SE/4
Storm Queen No. 23	276939	12/15/2008	5 South	88 West	31	W/2SW/4SW/4
Storm Queen No. 24	276940	12/15/2008	5 South	88 West	31	E/2SW/4SW/4
Storm Queen No. 25	276941	12/15/2008	5 South	89 West	4	W/2NW/4NE/4
Storm Queen No. 26	276942	12/15/2008	5 South	89 West	4	E/2NW/4NE/4
Storm Queen No. 27	276943	12/15/2008	5 South	89 West	4	W/2NE/4NE/4
Storm Queen No. 28	276944	12/15/2008	5 South	89 West	4	E/2NE/4NE/4
Storm Queen No. 29	276945	12/15/2008	5 South	89 West	3	W/2NW/4NW/4
Storm Queen No. 30	276946	12/15/2008	5 South	89 West	3	E/2NW/4NW/4
Oasis No. 1	290391	4/5/2018	5 South	89 West	24	S/2NE/4NW/4
Oasis No. 2	290392	4/5/2018	5 South	89 West	24	W/2NW/4NW/4
Oasis No. 3	290393	4/5/2018	5 South	89 West	24	E/2NW/4NW/4

Table 1 – RMI mining claims

RMI operates the Mid-Continent Quarry on 6 of the 44 BLM mining claims it owns. RMI is permitted by the BLM and Colorado Division of Reclamation Mining and Safety (the “DRMS”) to operate and extract limestone from the six claims in which the Mid-Continent Quarry is located. The six claims cover a total of 120 acres. RMI operates the quarry within a 38-acre boundary stipulated by its CO DRMS permit.

Additionally, RMI has additional exploration property consisting of the remaining 38 mining claims (760 acres) not currently included with the Mid-Continent Quarry. This property surrounds the Mid-Continent Quarry property with the majority of the acreage existing to the north and east of the Mid-Continent Limestone Quarry property (see Figure 1).

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

Facilities

RMI owns a limestone milling facility located within the 38-acre mining boundary. Additionally, RMI owns and operates various pieces of crushing, screening, and heavy mobile equipment used for extracting and sizing the limestone in the quarry.

Current Status

Shortly after RMI purchased the property, extensive site cleanup was performed. RMI performs daily activities related to the production of limestone. This work includes blasting rock, transporting rock with excavators and front-end loaders and crushing and screening rock into usable sized pieces. To perform these activities, RMI has incurred costs, and will continue to incur costs. These costs include payment for supplies, equipment, labor, and other associated expenses related to the extraction of limestone.

The power at the site is provided by Glenwood Springs Utilities. RMI does not have a direct water connect and utilizes water transported to the site and purchased from nearby locations for all water needs. The quarry is currently in excellent working condition.

Exploration of Property

RMI has not performed any exploration drilling of its own on the property outside of the quarry. RMI has performed surface sampling of the limestone on sections of this property. Testing results from the surface sampling have shown the limestone in this property to be nearly identical in nature to the chemical grade limestone found in the quarry.

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

Item 3.      Legal Proceedings

Rocky Mountain Industrials, Inc. and its wholly owned subsidiary RMR Aggregates, Inc. has a filed a lawsuit pending in the District Court of Garfield County, Colorado.  The defendants include Garfield County and also the City of Glenwood Springs which voluntarily intervened.  The claims include a request for judicial review of two Notices of Violation issued by Garfield County in 2019 and 2020 and the related decision of the Board of County Commissioners (“BOCC”) at a public meeting on April 22, 2019.  RMI had also asserted related claims in federal court for violation of its Constitutional rights to procedural and substantive due process under 42 U.S.C. Sec. 1983 and for declaratory and injunctive relief due to preemption under federal law (the “Federal Claims”).  By stipulation of the parties, the federal court lawsuit was dismissed, and all of the Federal Claims were added to the state lawsuit in Garfield County District Court.  RMI is not presently seeking monetary damages because Garfield County has thus far not sought to enforce its Notices of Violation, but RMI has reserved the right to seek monetary damages in the future.

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

The Company presents the following items regarding certain mining safety and health matters for the fiscal year ended March 31, 2021:

●Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under section 104 of the Mine Act for which the Company received a citation from MSHA ( a “Section 104 S&S Citations”). If MSHA determines that a violation of a mandatory health or safety standard is reasonably likely to result in a reasonably serious injury or illness under the unique circumstance contributed to by the violation, MSHA will classify the violation as a “significant and substantial” violation (commonly referred to as a “S&S” violation).
●Total number of orders issued under section 104(b) of the Mine Act (“Section 104(b) Orders”). These orders are issued for situations in which MSHA determines a previous violation covered by a Section 104(a) citation has not been totally abated within the prescribed time period, so a further order is needed to require the mine operator to immediately withdraw all persons (except certain authorized persons) from the affected area of a quarry or mine.
●Total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Act (“Section 104(d) Citations and Orders”). These violations are similar to those described above, but the standard is that the violation could significantly and substantially contribute to the cause and effect of a safety or health hazard, but the conditions do not cause imminent danger, and the MSHA inspector finds that the violation is caused by an unwarranted failure of the operator to comply with the health and safety standards.
●Total number of flagrant violations under section 110(b)(2) of the Mine Act (“Section 110(b)(2) Violations”). These violations are penalty violations issued if MSHA determines that violations are “flagrant”, for which civil penalties may be assessed. A “flagrant” violation means a reckless or repeated failure to make reasonable efforts to eliminate a known violation of a mandatory health or safety standard that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury.
●Total number of imminent danger orders issued under section 107(a) of the Mine Act (“Section 107(a) Orders”). These orders are issued for situations in which MSHA determines an imminent danger exists in the quarry or mine and results in orders of immediate withdrawal of all persons (except certain authorized persons) from the area of the quarry or mine affected by its condition until the imminent danger and the underlying conditions causing the imminent danger no longer exist.
●Total dollar value of MSHA assessments proposed. These are the amounts of proposed assessments issued by MSHA with each citation or order for the time period covered by the report. Penalties are assessed by MSHA according to a formula that considers a number of factors, including the mine operator’s history, size, negligence, gravity of the violation, good faith in trying to correct the violation promptly, and the effect of the penalty on the operator’s ability to continue in business.
●Total number of mining-related fatalities. Mines subject to the Mine Act are required to report all fatalities occurring at their facilities unless the fatality is determined to be “non-chargeable” to the mining industry.
●Receipt of written notice from MSHA of a pattern (or a potential to have such a pattern) of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of other mine health or safety hazards under section 104(e) of the Mine Act. If MHSA determines that a mine has a “pattern” of these types of violations, or the potential to have such a pattern, MSHA is required to notify the mine operator of the existence of that fact.
●Legal actions pending as of the last day of the reporting period, initiated during the reporting period and resolved during the reporting period.
●The Federal Mine Safety and Health Review Commission (the “Commission”) is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. The cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under Section 105 of the Mine Act. The table below shows as of March 31, 2021, the number of legal actions pending before the Commission, and the number of legal actions initiated before the Commission during the year as well as the number of such actions resolved during the year.

									Received	Received
									Notice of	Notice of	Citation
								Total	Pattern	Potential	Contests
				Section			Total	Number	of	to have	Pending	Citation	Citation
				104(d)			Dollar	of	Violation	Pattern	as of	Contests	Contests
		Section	Section	Citations	Section	Section	Value of	Mining	Under	under	Last	Instituted	Resolved
		104 S&S	104(b)	and	110(b)(2)	107(a)	MSHA	Related	Section	Section	Day of	During	During
	MSHA	Citations	Orders	Orders	Violations	Orders	Assessment/	Fatalities	104(e)	104(e)	Period	Period	Period
Location	ID	(#)	(#)	(#)	(#)	(#)	$Proposed	(#)	(yes/no)	(yes/no)	(#)	(#)	(#)
Mid-Continent Quarry	0504954	—	—	—	—	—	$123	—	no	no	—

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class B Common Stock is currently quoted on the Over the Counter Market under the symbol “RMRI”. No shares of Class B Common Stock have traded on the Over the Counter Market to date.

Dividends

We plan to retain any earnings for the foreseeable future for our operations. We have never paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends on common stock will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant.  The Company has outstanding Series A-1 and A-2 Preferred Stock that accrue dividends.

Recent Issuance of Unregistered Securities

We issued the following unregistered securities during the year ended March 31, 2021:

●	Conversion of 338,343 shares of Class B Common Stock for 50.75 shares of Series A-3 Preferred Stock
●	We issued 444,456 shares of Class B Common Stock for compensation
●	We issued 5 shares of Series A-1 Preferred Stock for services
●	We issued 19.45 shares of Series A-2 Preferred Stock, 2 of those 19.45 shares to settle Preferred shares debt, and 2.5 of the 19.45 shares to settle an outstanding notes payable
●	We issued 40,300 shares of Class B Common Stock for services, and issued 60,000 shares of Class B Common Stock upon exercise of warrants, and issued 24,000 shares of Class B Common Stock for Board compensation

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

Overview

We were incorporated in the State of Nevada in August 2012 under the name “Online Yearbook” with the principal business objective of developing and marketing online yearbooks for schools, companies and government agencies.

In November 2014, Rocky Mountain Resource Holdings, Inc. (“RMRH”) became our majority shareholder by acquiring 5,200,000 shares of our common stock (the “Shares”), or 69.06% of the then issued and outstanding shares, pursuant to stock purchase agreements with Messrs. El Maraana and Salah Blal, our former officers and directors. The Shares were acquired for an aggregate purchase price of $357,670.

In December 2014, we changed our name to “RMR Industrials, Inc.” and on January 1, 2020, the Company changed its name from RMR Industrials, Inc. to Rocky Mountain Industrials, Inc.

In February 2015, (the “Closing Date”), we entered into and consummated a merger transaction pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, OLYB Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”) and RMR IP, Inc., a Nevada corporation (“RMR IP”). In accordance with the terms of Merger Agreement, on the Closing Date, Merger Sub merged with and into RMR IP (the “Merger”), with RMR IP surviving the Merger as our wholly owned subsidiary. Chad Brownstein and Gregory M. Dangler are directors of the Company and co-owners of RMRH, which was the majority shareholder of the Company prior to the Merger. Additionally, Messrs. Brownstein and Dangler were indirect controlling shareholders and directors of RMR IP prior to the Merger. As such, the Merger was among entities under the common control of Messrs. Brownstein and Dangler.

In July 2016, we formed RMR Aggregates, Inc., a Colorado corporation (“RMR Aggregates”), as our wholly-owned subsidiary. RMR Aggregates was formed to hold assets whose primary focus is the mining and processing of industrial minerals for the manufacturing, construction and agriculture sectors. These minerals include limestone, aggregates, marble, silica, barite and sand.

In October 2016, pursuant to an Asset Purchase Agreement with CalX Minerals, LLC, a Colorado limited liability company (“CalX”), RMR Aggregates completed the purchase of substantially all of the assets associated with the Mid-Continent Quarry on 41 BLM unpatented placer mining claims in Garfield County, Colorado. CalX assets include the mining claims, improvements, access rights, water rights, equipment, inventory, contracts, permits, certain intellectual property rights, and other tangible and intangible assets associated with the limestone mining operation.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. As of March 31, 2021, the Company views its operations and manages its business as two operating segments, Aggregates and Rail Park.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2021, the Company had cash of approximately $1,622,000 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable material, future commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of March 31, 2021, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of the long-lived assets’ capitalized cost is based primarily on estimated salvage values or alternative future uses.

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

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

Revenue Recognition

As of January 1,2018, we adopted ASU NO. 2014-09, “Revenue from Contracts with Customers” Topic 606. The Company recognizes revenues upon delivery of goods to the customer at which time the Company’s performance obligation is satisfied at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

Revenue includes product sales of limestone, aggregate materials and other transportation charges to customers net of discounts, allowance or taxes, as applicable.

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of March 31, 2021, the Company’s undiscounted reclamation obligations totaled approximately $222,000, which is expected to be settled within the next 20 years.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company’s assets and liabilities and their financial statement reported amounts. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Results of Operations for the Fiscal Year Ended March 31, 2021 compared to the Fiscal Year Ended March 31, 2020

	Years ended March 31,
	2021	2020
Revenue	$680,225	$1,084,113
Cost of goods sold	699,087	955,901
Gross profit	(18,862)	128,212
Selling, general and administrative	12,132,761	11,856,820
Loss from operations	(12,151,623)	(11,728,608)
Gain on sale of assets	6,417,744	18,000
Interest expense, net	(799,072)	(257,701)
Loss before income tax provision	(6,532,951)	(11,968,309)
Income tax expense	—	861
Net loss from continuing operations	(6,532,951)	(11,967,448)
Net loss from discontinued operations	(1,393,530)	(584,936)
Net Loss	$(7,926,481)	$(12,552,384)

Revenues

Revenues for the year ended March 31, 2021 were, $680,225, compared to sales of $1,084,113 for the same period in the year ended March 31, 2020.  The decrease in revenues from the prior year is a result of reduced customer sales.

Cost of Goods Sold

Cost of goods sold for the year ended March 31, 2021, was $699,087, compared to $955,901 for the year ended March 31, 2020.  The decrease in cost of goods sold corresponds to the reduction in associated revenues.

Selling, general and administrative

Operating expenses for the year ended March 31, 2021 were $12,132,761, compared to operating expenses for the year ended March 31, 2020 of $11,856,820. Selling, general and administrative expenses consisted of corporate overhead costs related to mining operations, consulting services from related parties, public company costs and amortization of intangible assets.  The increase is primarily related to the Company increasing staffing largely in relation to the Company’s Rail Park project.

Interest expense, net

Interest increased as a result of an increase in average outstanding debt and higher  average interest rates during the year.

Liquidity and Capital Resources

As of March 31, 2021, we had current assets of $5,876,052, total current liabilities of $8,475,523 and a working capital deficit of $2,599,471. We have incurred an accumulated loss of $57,367,534 since inception.

In past years, the Company funded operations by using cash proceeds received through the issuance of common and preferred stock and proceeds from debt financing. However, several significant transactions have occurred over the last 12 months that have positively impacted the net financial position of the Company and strengthened its financial position and its ability to meet future obligation over the next 12 months without a need to raise additional funds as it has traditionally been required to do. These include:

1.	Rail Park FDP and Final Plat were unanimously approved by the Adams County Board of County Commissioners on September 1, 2020, paving the way for lot sales and construction.
2.	On January 14, 2021, the Company sold an 83-acre lot to a Fortune 500 company for a gross sales price of $9.1M. This purchase was the first of twelve available lots in the Rail Park. Lot sales will be a primary source of cash inflows for the Company with significant interest from many potential light and heavy industrial tenants.
3.	The RMRP Metro District bond offering closed on April 15, 2021, raising total proceeds of approximately $65.2M. These bond proceeds will fund the public infrastructure costs of the Rail Park. Total Rail Park project cost have been budgeted at between $60M and $75M of which approximately 75% is considered public infrastructure and therefore not an obligation of the Company. The Company is responsible for the remaining approximately 25%.
4.	Construction on the south parcels of the Rail Park (approximately 150 acres) began in April 2021. The Company has in place a construction loan facility of $12M to fund it portion of construction costs (i.e., those not funded with Metro District bond proceeds).

5.	To date the Company has received approximately $2M as reimbursement of “pre-construction” costs that were incurred prior to the closing of the Bond Offering in April.
6.	In September 2021, the Company sold its water rights underlying the Rail Park, to the Metro District for approximately $5.9M.

Off-Balance Sheet Arrangements

None.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.      Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page 39.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company maintains internal controls over financial reporting that are designed to ensure that information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the internal controls over financial reporting, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of

March 31, 2021, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weakness discussed below.

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

Material Weakness and Related Remediation Initiatives

Our principal executive officer and principal financial officer concluded that as of March 31, 2021, due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls. Due to this situation, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting, which resulted in untimely financial statement filings.

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

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Chad Brownstein	48	Chairman
Gregory Dangler	39	Executive Vice Chairman
Adrian Fairbourn	51	Director
Barry Munitz	79	Director
Brandon Pilot	30	Director
Brian Fallin	47	Chief Operating Officer
Brian Aratani	60	Chief Financial Officer

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

Brian Fallin Since January 2021, Mr. Fallin has served as Chief Executive Officer at RMI. He has 22 years of sales and operational experience within the construction materials industry. Mr. Fallin is responsible for overseeing the field sales effort, sales strategy and process, and overall revenue generation. Most recently, he spent 17 years with PrimeSource Building Products, a $1.4 billion-dollar private equity owned building materials distribution company. With PrimeSource, Mr. Fallin held several senior level roles such as Region Vice President and Vice President of Field Sales. Mr. Fallin began his career working for Georgia Pacific Corp. in Supply Chain and Sales and holds a Bachelor’s degree in Marketing from the University of Colorado in Boulder, Colorado.

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

Legal fees paid by the Company to Brownstein Hyatt Farber Schreck, LLP in the year ended March 31, 2021, were $266,050.

Board Composition

Our By-Laws provide that the Board of Directors shall consist of not less than one (1) nor more than fifteen (15) directors. Each director of the Company serves until his successor is elected and qualified, subject to removal by the Company’s majority shareholders. Officers shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined by the Board of Directors, and each officer shall hold his office until his successor is elected and qualified, or until his earlier resignation or removal.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board of Directors acts as the audit committee and will continue to do so until such time as a separate audit committee is established.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all Company directors, officers and employees which is available upon written request to the Company at c/o Rocky Mountain Industrials, Inc., 4601 DTC Blvd., Suite 130, Denver, Colorado, 80237.

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

During the year ended March 31, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Item 11.   Executive Compensation

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and directors for all services rendered in all capacities to our Company for the fiscal years ended March 31, 2021 and 2020:

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and Non-
						Non-Equity	Qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name & Principal Position	Year	($)	($)	($)	($)	($)	($)	($)(3)	($)
Chad Brownstein	2021	59,375	—	—	—	—	—	420,000	479,375
(1)Board Chairman	2020	75,000	—	—	—	—	—	420,000	495,000
Gregory Dangler	2021	59,375	—	—	—	—	—	420,000	479,375
(2)Executive Vice Chairman	2020	75,000	—	—	—	—	—	420,000	495,000
Brian Fallin	2021	41,667	—	—	—	—	—	—	41,667
Chief Executive Officer
Brian Aratani	2021	12,879	—	—	—	—	—	—	12,879
Chief Financial Officer

(1)	Mr Brownstein was CEO during the fiscal Year ended March 31, 2020
(2)	Mr Dangler was President during the fiscal Year ended March 31, 2020 and through January 2021
(3)	For Mr. Dangler, compensation is related to his consultancy agreement and Mr. Brownstein, compensation as Non-Executive Board Chairman

On October 15, 2014, RMR IP (now known as RMR Logistics, Inc. (RMRL)), the Company’s subsidiary, entered into consulting agreements with each of Gregory Dangler, who is our current President, and Chad Brownstein, who is our current Chief Executive Officer, pursuant to which each of Mr. Dangler and Brownstein would provide services related to their roles as executive officers of the Company. The Company has accrued $1,311,250 for unpaid officers’ compensation expense in accordance with such consulting agreements through March 31, 2021. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

On January 31, 2020, the Company entered into an employment agreement with Chad Brownstein for his Non-Executive services provided to the Company. The employment contract made be terminated at any time.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
			Equity Incentive Plan
	Number of Securities	Number of Securities	Awards: Number of
	Underlying	Underlying	Securities Underlying
	Unexercised Options	Unexercised Options	Unexercised Unearned	Option Exercise	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	Options (#)	Price ($)	Date
Chad Brownstein	0	0	0	—	—
Gregory Dangler	0	0	0	—	—

(1)	No options or other equity awards have been issued to Mr. Brownstein or Mr. Dangler.

Director Compensation

The following table sets forth with the compensation paid to our non-management directors in the fiscal year ended March 31,2021.

					Qualified
	Fees Earned			Non-Equity	Deferred
	or Paid in		Option	Incentive Plan	Compensation	All Other
	Cash	Stock Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)	($)	($)	($)	($)
Adrian Fairbourn	—	200,000	—	—	—	—	200,000
Barry Munitz	—	200,000	—	—	—	—	200,000
Brandon Pilot	—	200,000	—	—	—	—	200,000

1)	Represents the estimated grant date fair value of the 8,000 restricted shares granted to each of the directors named in the table during the year ended March 31, 2021.

We have no pension, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans. No stock options or stock appreciation rights have been granted to any of our directors or executive officers; none of our directors or executive officers exercised any stock options or stock appreciation rights; and none of them hold unexercised stock options.

Outstanding Equity Awards

As of March 31, 2021, there were 249,185 shares of stock awards outstanding for our directors and officers.

Compensation of Directors

Other than as disclosed in the compensation table above, our directors do not receive compensation for their services as directors.

Potential Payments Upon Termination or Change-in-Control

None.

Employment Agreements

See Exhibit Number 10.6.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information with respect to the beneficial ownership of our Class A Common Stock and Class B Common Stock (on a post reverse-split basis) as of March 31, 2021, for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Class A Common Stock or Class B Common Stock. Unless otherwise specified below, the address of each of the persons listed in the table below is c/o Rocky Mountain Industrials, Inc., 4601 DTC Blvd., Suite 130, Denver, Colorado, 80237.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

	Class of	Shares		Percentage
Name and Address of	Common	Beneficially		Beneficially
Beneficial Owner (1)	Stock (2)	Owned		Owned (3)
Directors and Executive Officers

Chad Brownstein, Chairman, Director	Class A	10,791,701	(5)	30.16%
	Class B	531,176	(5)	11.33%

Gregory Dangler, Vice Chairman, Director	Class A	9,499,657	(4)	26.55%
	Class B	368,823	(4)	7.87%

Adrian Fairbourn, Director	Class B	70,333		1.50%

Barry Munitz, Director	Class B	314,853	(7)	6.72%

Brandon Pilot, Director	Class B	—		0.00%

Officers and Directors as a Group	Class A	20,291,358		56.70%
	Class B	1,560,870		33.30%
5% Shareholders
Legado Del Rey, LLC	Class A	15,494,500	(6)	43.30%

Principio Management LLC	Class A	9,499,657	(4)	26.55%
	Class B	368,823	(4)	7.87%

77727111, LLC	Class A	10,791,701	(5)	30.16%
	Class B	531,176	(5)	11.33%

The Munitz Family Trust	Class B	306,853	(7)	6.34%

Mitchell C. Milias	Class B	512,333		10.93%

Shares outstanding includes vested and unvested shares.

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(2)	The Company has Class A Common Stock and Class B Common Stock. The holders of Class A Common Stock have the right to vote on all matters on which stockholders have the right to vote. The holders of Class B Common Stock have the right to vote solely on matters where the vote of such holders is explicitly required under Nevada law, such as an approval of a plan of merger, exchange or conversion, an increase or decrease in the number of authorized shares of a class or series of stock in certain circumstances, and other situations as required by Nevada law where the rights, preferences or limitations of such holders are adversely impacted. On matters which the applicable class of stockholders have the right to vote, each Class A Common Stock and Class B Common Stock shall be entitled to one vote per share. The class A shares convert to class B shares on a 20:1 basis upon the finalization of the Company up-listing on an applicable stock exchange.

(3)	Based on 35,785,858 shares of Class A Common Stock and 4,687,332 shares of Class B Common Stock outstanding as of March 31, 2021.
(4)	Mr. Gregory M. Dangler is the indirect owner of 9,499,657 shares of Class A Common Stock and 368,823 shares of Class B Common Stock, which are directly held by Principio Management LLC . The business address of Principio is 4601 DTC Blvd., Suite 130, Denver, CO 80237. The principal business of Principio is to provide management consulting services. Mr. Dangler is the managing member owner of Principio and has sole voting and dispositive power over the shares held by Principio. Principio and 77727111, LLC (see note (5) below) have agreed to vote together on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by Principio , it would be entitled to 474,983 shares of Class B Common Stock, on a post-reverse-split basis. The beneficial ownership of Mr. Dangler as shown in the “Directors and Officers” table above includes the shares owned by Principio as shown in the “5% Shareholders” table above.
(5)	Mr. Chad Brownstein is the indirect owner of 10,791,701 shares of Class A Common Stock and 531,176 shares of Class B Common Stock, which are directly held by 77727111, LLC. The business address of 77727111, LLC is 9301 Wilshire Blvd, Suite 312, Beverly Hills, CA 90210. The principal business of 77727111, LLC is to provide management consulting services. Mr. Brownstein is the managing member of 77727111, LLC and has sole voting and dispositive power over the shares held by 77727111, LLC. Principio and 77727111, LLC have agreed to vote together on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by 77727111, LLC, it would be entitled to 539,585 shares of Class B Common Stock, on a post-reverse-split basis. The beneficial ownership of Mr. Brownstein as shown in the “Directors and Officers” table above includes the shares owned by 77727111, LLC as shown in the “5% Shareholders” table above.
(6)	The business address of Legado Del Rey, LLC is 121 South Beverly Dr., Beverly Hills, CA 90212. The principal business of Legado Del Rey, LLC is to act as a family office. Edward Czuker is the manager of Legado Del Rey, LLC and has sole voting and dispositive power over the shares held by this entity.
(7)	Barry Munitz is the trustee of The Munitz Family Trust and has sole voting and dispositive power over the shares held by this entity.

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

The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is 2,404,354  shares as of March 31, 2021. Our Board of Directors currently serves as the administrator of the Plan. As of March 31, 2021 1,393,674 shares have been issued under the plan.

			Number of Securities
			Remaining Available for
	Number of Securities to be		Future Issuance under Equity
	Issued upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options, Warrants	Price of Outstanding Options,	(excluding securities reflected
	and Rights	Warrants and Rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (Options)	200,000	$6.34	—
Equity Compensation Plans Approved by Security Holders (Restricted Stock)	1,093,618	0.00
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,293,618	$6.34	1,256,940

Restricted Stock Awards

During the year ended March 31, 2021, the Company granted 568,456 shares of restricted stock under the 2015 Plan and 384,000 shares of restricted stock have been forfeited. The shares vest over a period between two and four- years from the grant date provided that the award recipient continues to be employed by us through each of those vesting dates.

Stock Options

The Company grants non-qualified stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates, and expire ten years from the date of grant. During the year ended March 31, 2021, the Company did not grant any stock options. As of March 31, 2021, 200,000 stock options remain outstanding and are fully vested.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Brownstein Hyatt Farber Schreck, LLP, whose Chairman of the Board, Norman Brownstein, is the father of our Chairman of the Board, provides services to the Company. Legal fees paid by the Company to Brownstein Hyatt Farber Schreck, LLP in the year ended March 31, 2021 and 2020 were $266,050 and $313,256, respectively.

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

Director Independence

During the fiscal year ended March 31, 2021, we had three independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc. and the Securities and Exchange Commission.

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

Item 14.   Principal Accounting Fees and Services

The following table sets forth all fees we incurred in connection with professional services rendered by our independent registered public accounting firm, BF Borgers CPA PC during the fiscal years ended March 31:

Fee Type	2021	2020
Audit Fees	$52,400	$95,040
Tax Fees	1,600	1,635
All Other Fees	—	—
	$54,000	$96,675

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

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).

3.4	Terms and conditions of equity instruments (filed herewith)

10.1	Certification of Designations, Preferences and Rights of Series A Preferred Stock Dated April 15, 2021 (incorporated by reference to our Current Report on Form 10-K filed on April 30, 2021).

10.2	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.6	Employment Agreement dated 2-1-2020 Between Chad Brownstein and Rocky Mountain Industrials, Inc.

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

Rocky Mountain Industrials, Inc.

Dated: December 15, 2021	By:	/s/ Brian Fallin
Brian Fallin
Chief Executive Officer

Dated: December 15, 2021	By:	/s/ Brian H. Aratani
Brian H. Aratani
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this A report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 15, 2021	By:	/s/ Brian Fallin
Brian Fallin, Chief Executive Officer

Dated: December 15, 2021	By:	/s/ Chad Brownstein
Chad Brownstein, Non-Executive Board Chairman

Dated: December 15, 2021	By:	/s/ Gregory Dangler
Gregory Dangler, Executive Vice-Chairman

Dated: December 15, 2021	By:	/s/ Adrian Fairbourn
Adrian Fairbourn, Director

Dated: December 15, 2021	By:	/s/ Barry Munitz
Barry Munitz, Director

Dated: December 15, 2021	By:	/s/ Brandon Pilot
Brandon Pilot, Director

Item 8.      Financial Statements and Supplementary Data

ROCKY MOUNTAIN INDUSTRIALS, INC.

INDEX TO FINANCIAL STATEMENTS

March 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Rocky Mountain Industrials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Mountain Industrials, Inc. as of March 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
December 15, 2021

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2021	2020
ASSETS
Current assets
Cash	$1,621,822	$57,240
Accounts receivable	71,555	80,180
Other receivable	3,404,010	—
Inventory	—	9,520
Prepaid expenses	588,340	388,953
Restricted cash	185,325	217,500
Assets held for sale	5,000	2,674,941
Total current assets	5,876,052	3,428,334

Property, plant and equipment, net	2,672,661	2,973,221
Land under development	6,929,630	6,800,616
Right of use asset	241,868	519,754
Asset retirement obligation	75,984	62,195
Other Intangibles, net	64,933	68,191
Deposits and other assets	111,178	56,785
Total assets	$15,972,306	$13,909,096

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$610,216	$1,223,995
Accrued liabilities	647,180	1,064,633
Accrued liabilities, related party	1,311,250	1,210,000
Dividends payable	1,008,942	140,032
Debt due within one year	4,474,082	1,756,654
Liabilities held for sale	423,853	2,363,203
Total current liabilities	8,475,523	7,758,517

Debt due after one year	952,059	250,000
Preferred shares debt	—	200,001
Lease liability	241,868	519,754
Accrued reclamation liability	119,593	108,701
Total liabilities	9,789,043	8,836,973

Commitments and Contingencies (Note 12)

Stockholders' Equity
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 and 43.27 shares issued and outstanding on March 31, 2021 and March 31, 2020, respectively	4,827,000	4,327,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 and none issued and outstanding on March 31, 2021 and March 31, 2020, respectively	1,950,000	—
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 and none issued and outstanding on March 31, 2021 and March 31, 2020, respectively	5,075,140	—
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on March 31, 2021 and March 31, 2020	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,687,332 and 4,840,919 shares issued and outstanding on March 31, 2021 and March 31, 2020, respectively	4,688	5,277
Additional paid-in capital	51,658,183	49,276,203
Accumulated deficit	(57,367,534)	(48,572,143)
Total stockholders’ equity	6,183,263	5,072,123
Total liabilities and stockholders’ equity	$15,972,306	$13,909,096

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2021	2020
Revenue	$680,225	$1,084,113
Cost of goods sold	699,087	955,901
Gross profit (loss)	(18,862)	128,212
Selling, general and administrative (includes depreciation, depletion and amortization of $304,755 in 2021 and $523,762 in 2020)	12,132,761	11,856,820
Loss from operations	(12,151,623)	(11,728,608)
Gain on sale of assets	6,417,744	18,000
Interest income (expense), net	(799,072)	(257,701)
Loss before income tax provision	(6,532,951)	(11,968,309)
Income tax expense	—	861
Net loss from continuing operations	(6,532,951)	(11,967,448)

Loss from discontinued operations, net of tax	(1,393,530)	(584,936)

Net Loss	$(7,926,481)	$(12,552,384)

Basic and diluted loss per share from continuing operations	$(1.02)	$(2.27)

Basic and diluted loss per share from discontinued operations	$(0.22)	$(0.11)

Basic and diluted loss per share	$(1.37)	$(2.38)

Weighted average shares outstanding, basic and diluted	6,404,685	5,264,892

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Interest	Total
Balance, March 31, 2019	35,785,858	$35,786	4,032,752	$4,033	—	$—	—	$—	—	$—	$42,102,105	$(35,428,938)	$99,212	$6,812,198
Equity conversion of RMRA to RMRI common stock	—	—	166,667	167	—	—	—	—	—	—	(167)	99,212	(99,212)	—
Forfeiture of common stock	—	—	(93,500)	(94)	—	—	—	—	—	—	94	—	—	—
Issuance of warrants for services	—	—	—	436	—	—	—	—	—	—	299,638	—	—	300,074
Issuance of preferred shares	—	—	—	—	43.27	4,327,000	—	—	—	—	—	(500,000)	—	3,777,000
Issuance of common stock for subscription	—	—	175,000	175	—	—	—	—	—	—	3,124,825	—	—	3,125,000
Issuance of common stock through services	—	—	12,000	12	—	—	—	—	—	—	(12)	—	—	—
Issuance of restricted common shares for compensation	—	—	524,000	524	—	—	—	—	—	—	(524)	—	—	—
Issuance of shares to Board members	—	—	24,000	24	—	—	—	—	—	—	(24)	—	—	—
Quarterly dividends on preferred shares	—	—	—	—	—	—	—	—	—	—	—	(140,033)	—	(140,033)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,750,268	—	—	3,750,268
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,552,384)	—	(12,552,384)
Balance, March 31, 2020	35,785,858	$35,786	4,840,919	$5,277	43.27	$4,327,000	—	$—	—	$—	$49,276,203	$(48,572,143)	$—	$5,072,123
Issuance of Series A-1 Preferred shares for services	—	—	—	—	5.00	500,000	—	—	—	—	—	—	—	500,000
Series A-2 Preferred shares issued to settle preferred shares debt	—	—	—	—	—	—	2.00	200,000	—	—	—	—	—	200,000
Series A-2 Preferred shares issued to settle note payable	—	—	—	—	—	—	2.50	250,000	—	—	—	—	—	250,000
Issuance of Series A-2 Preferred shares	—	—	—	—	—	—	14.95	1,500,000	—	—	—	—	—	1,500,000
Exchange of Class B Common Stock for Series A-3 Preferred Shares	—	—	(338,343)	(338)	—	—	—	—	50.75	5,075,140	(5,074,802)	—	—	—
Issuance of restricted Class B Common Stock for compensation	—	—	444,456	445	—	—	—	—	—	—	(444)	—	—	1
Issuance of Class B Common Shares upon exercise of warrants	—	—	60,000	61	—	—	—	—	—	—	749,939	—	—	750,000
Issuance of Class B common shares for services	—	—	40,300	40	—	—	—	—	—	—	1,007,460	—	—	1,007,500
Forfeiture of common stock	—	—	(384,000)	(385)	—	—	—	—	—	—	385	—	—	—
Issuance of restricted Class B Common Stock for Board compensation	—	—	24,000	24	—	—	—	—	—	—	(24)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,699,030	—	—	5,699,030
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(868,910)	—	(868,910)
Other	—	—	—	(436)	—	—	—	—	—	—	436	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,926,481)	—	(7,926,481)
Balance, March 31, 2021	35,785,858	$35,786	4,687,332	$4,688	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$51,658,183	$(57,367,534)	$—	$6,183,263

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2021	2020
Cash flow from Operating Activities:
Net loss	$(7,926,481)	$(12,552,384)
Adjustments to reconcile net loss to net cash used in operating activities
Operating cash flows from (used in) discontinued operations	2,625,152	(548,210)
Depreciation, depletion and amortization expense	304,755	523,762
Stock-based compensation	6,074,015	4,050,579
Gain on sale of assets	(6,417,744)	—
Amortization of debt discount	630,053	8,708
Accretion expense	10,892	(18,872)
Deferred rent	—	(39,898)
Changes in operating assets and liabilities:
Accounts receivable	8,625	22,690
Other receivable	(3,404,010)	—
Inventory	9,520	39,456
Prepaid expenses	(199,387)	(248,730)
Restricted cash	32,175	(105,806)
Deposits and other assets	(54,393)	9,057
Accounts payable	(613,779)	348,530
Accrued liabilities	215,047	2,177,264
Accrued liabilities, related parties	101,250	95,000
Payments on lease liability	—	519,754
Net cash used in operating activities	(8,604,310)	(5,719,100)

Cash Flows from Investing Activities:
Proceeds from lot sale	7,639,090	—
Investments in land under development	(1,333,784)	(2,015,996)
Purchase of property, plant and equipment	(38,279)	—
Acquisition of other intangibles	—	(35,899)
Net cash provided by (used in) investing activities	6,267,027	(2,051,895)

Cash Flows from Financing Activities:
Proceeds from note payable	5,160,370	567,856
Repayment of debt	(3,485,615)	(169,801)
Deferred financing cost	(22,890)	—
Proceeds from issuance of Class B common stock	750,000	3,124,763
Proceeds from issuance of Series A-1 Preferred shares	—	3,777,000
Proceeds from issuance of Series A-2 Preferred shares	1,500,000	—
Net cash provided by financing activities	3,901,865	7,299,818

Net increase (decrease) in cash	1,564,582	(471,177)
Cash at beginning of period	57,240	528,417
Cash at end of period	$1,621,822	$57,240

Restricted cash at beginning of period	$217,500	$111,964
Decrease in collateral requirement	(32,175)	131,436
Increase in surety bond	—	(25,900)
Restricted cash at end of period	$185,325	$217,500

Supplemental cash flow information:
Cash paid for interest	$248,805	$351,163
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MARCH 31, 2021 and 2020

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the accompanying consolidated financial statements. These consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for the fiscal year ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for annual financial information in accordance with Securities and Exchange Commission (SEC) regulations. The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiaries, where intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

As of January 1, 2018, we adopted ASU NO. 2014-09, “Revenue from Contracts with Customers” (Topic 606). The Company recognizes revenues upon delivery of goods to the customer at which time the Company’s performance obligation is satisfied at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

Revenue includes product sales of limestone, aggregate materials and other transportation charges to customers, net of discounts, allowances or taxes, as applicable.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. As of March 31, 2021, the Company views its operations and manages its business as two operating segments, Aggregates and Rail Park development.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2021, the Company had cash of $1,621,822 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Restricted Cash

As of March 31, 2021, the Company has $185,325 in restricted cash that is contractually obligated to be held on behalf of the Bureau of Land management to be held for the rehabilitation costs of the Mid-Continent Quarry and conclusion of the mining at this location.

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

Depletion of acquired mineral properties is determined pursuant to a unit-of-extraction method which provides for depletion of such costs over the productive life of the mineral properties. The unit-of-extraction rate is determined by computing the production for the period as a percentage of total estimated and recoverable limestone as of that period. Significant judgement is involved in the determination of the estimate of total recoverable limestone in the unit-of-extraction method. Our internal engineering estimates of total estimated and recoverable limestone is a key component in determination of the unit-of-extraction rate. Our estimates of the recoverable limestone may change, possibly in the near term, resulting in changes to depletion rates in future periods. During the years ended March 31, 2021 and 2020, depletion of mineral properties was approximately $6,700 and $9,000, respectively.

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7 as such the Company expenses any development costs as incurred.

Land Under Development

Land under development is recorded at cost. Significant improvements are capitalized. These costs relate to the ongoing development of the Rail Park.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable material, future commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of March 31, 2021, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of the long-lived assets’ capitalized cost is based primarily on estimated salvage values or alternative future uses.

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

Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $5,881,033 and $4,324,892 as of March 31, 2021 and March 31, 2020, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss, after deducting preferred dividends, by the weighted average number of common shares outstanding during the period, without consideration of the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company’s assets and liabilities and their financial statement reported amounts. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Non-controlling Interests

The Company’s non-controlling interests represented interests in RMR Aggregates, Inc. (“RMRA”) not owned by the Company. The Company evaluates whether non-controlling interests are subject to redemption features outside of its control. The amounts reported for non-controlling interests on the Company’s Consolidated Statements of Operations represent the portion of income or losses not attributable to the Company. On December 3, 2019, an accredited investor owning 5,263 shares of RMRA common stock elected to convert its common stock of RMRA into 166,667 shares of RMI Class B common stock, pursuant to an Equity Conversion Agreement between the accredited investor, RMRA and RMI. Upon conversion, RMRA became a wholly owned subsidiary of RMI.

Discontinued Operations

In April 2020, the Company began the shutdown and closing of operations located in Wellington, Colorado comprising substantially all the operations of RMR Logistics and the Logistics segment. The closing of the Wellington location was substantially complete in June 2020. Substantially all of the mobile equipment was sold at auction in August and December of 2020, at a loss of approximately $898,000. Auction proceeds received was approximately $1,351,000 and was used to pay down debt.

Carrying amounts of major classes of assets and liabilities included in discontinued operations are comprised of the following as of:

	March 31,
	2021	2020

Cash	$—	$1,800
Accounts Receivable	—	45,287
Fixed Assets	—	2,384,877
Goodwill	—	237,977
Other noncurrent assets	5,000	5,000
Total assets held for sale	$5,000	$2,674,941

Accounts payable and accrued liabilities	$23,853	$75,634
Debt	400,000	2,287,569
Total liabilities held for sale	$423,853	$2,363,203

Major line items comprising net loss from discontinued operations are comprised of the following:

	Years Ended March 31,
	2021	2020
Revenue	$122,665	$1,006,679
Cost of goods sold	(199,004)	(922,255)
	(76,339)	84,424

Loss on Sales of Fixed Assets	(887,670)	(78,176)
Selling, general and administrative (including depreciation and amortization)	(371,044)	(480,673)
Interest expense, net	(58,477)	(110,511)
Net loss from discontinued operations	$(1,393,530)	$(584,936)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for “smaller reporting companies” (as defined by the Securities and Exchange Commission) for fiscal years beginning after December 15, 2022, including interim periods within those years, and must be adopted under a modified retrospective method approach. Entities may adopt ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures and does not believe this standard will have a material impact on the Company’s financial statements and disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify various aspects related to accounting for income taxes by removing certain exceptions contained in Topic 740 and also clarifies and amends existing guidance in Topic 740 to improve consistent application. ASU 2019-12 is effective for public business entities beginning after December 15, 2020, including interim periods within those years, and early adoption is permitted. The Company adopted the ASU on April, 1, 2020. Adoption of the standards is not expected to have a material impact on the Company’s Consolidated Balance Sheet, Statements of Operation, and Statements of Cash Flows.

3. INVENTORY

Inventory, for which there was none as of March 31, 2021, is valued at the lower of cost (average) or market.

March 31,
2020
Blasted Rock	$2,316
Packaging	7,204
Total	$9,520

4. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	March 31,
	2021	2020
Recoverable Limestone	$1,477,469	$1,477,470
Mill Equipment	1,229,988	1,273,395
Mining Equipment	336,934	336,934
Mobile Equipment	844,664	813,975
Other	78,973	78,972
Total Fixed Assets	3,968,028	3,980,746
Less: Accumulated Depreciation	(1,295,367)	(1,007,525)
Property, plant and equipment, net	$2,672,661	$2,973,221

	Years	Depreciation rate
Mill Equipment	3 – 15	6.7% - 33.3%
Mining Equipment	2 – 15	6.7% - 50.0%
Mobile Equipment	5 – 12	8.3% - 20.0%
Office Equipment	2 – 3	33.3% - 50.0%

5. NOTES PAYABLE

On July 24, 2020, Rail Land Company executed a Term Loan Promissory Note, primarily secured by the underlying property of the Rail Park (“Secured Promissory Note”), with a private lender for $2,500,000. The Secured Promissory Note matures on July 31, 2021, and accrues interest at 10% per annum. RMI is a guarantor of the Secured Promissory Note.

On March 5, 2021, Rail Land Company refinanced the Secured Promissory Note and executed a note that provides for a total credit facility of $12,189,000. The refinanced Secured Promissory Note remains secured by underlying property of the Rail Park and RMI remains a guarantor. The maturity date of the refinanced Secured Promissory Note is March 5, 2022, and accrues interest at 12% per annum. The terms of the refinanced Secured Promissory Note provides for a mandatory principal reduction in the event of a sale or lease of any lot that is part of the Rail Park. Such mandatory repayment equals 50% of net sales price of any lot sold or, 50% of any net lease payments received for any lot leased. The refinanced Secured Promissory Note provides for a release fee wherein, in addition to mandatory principal reduction upon the sale of lots, a release fee equal to 5% of gross proceeds from the sale of lots, or 10% of gross annual lease payment for lots leased, will be payable, up to a maximum of $2,250,000, in exchange for the private lender releasing the lien on the respective sold or leased lot. The refinanced Secured Promissory Note provides for the option to extend the maturity date of the refinanced Secured Promissory Note for up to twelve months in exchange for a $121,890 payment. In addition to the payment, the release fee maximum amount will increase by $250,000 if the option to extend the maturity is exercised. A $450,000 release fee payment was made in the quarter ended March, 31, 2021, as a result of a lot sale. Consequently, the maximum release fee payment amount has been reduced to $1,800,000 as of March 31, 2021.

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

In April and June 2020, the Company executed two unsecured note agreements with an investor totaling $1,000,000. The unsecured notes are carried net of original issue discount (10%), which is being amortized on a straight-line basis, which approximates the effective interest method.  In December 2020, the same investor executed an unsecured note with the Company in the amount of $400,000. The note is carried net of original issue discount (3.75%) and was repaid in January 2021.

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

In May 2021, the Company submitted its applications to the SBA for forgiveness of the PPP Loans. As of June 30, 2021, the PPP Loan principal and accrued interest are classified as noncurrent in the Condensed Consolidated Balance Sheets. In June 2021, the Company received formal notification in the form of a letter dated May 25, 2021, from Simmons that the SBA approved the Company’s PPP Loan forgiveness applications for the Company’s Loan in the amount of $438,500 (including accrued interest). The Company will account for the debt forgiveness during its fiscal first quarter of 2022 and will recognize a gain on extinguishment of debt (other income) in the amount of $438,500 in the Consolidated Statements of Operations in the respective quarter.

On April 26, 2019 RMR Logistics entered into an asset purchase agreement with H2K, LLC, a Colorado Limited liability company (“the seller”). Pursuant to the agreement which RMR Logistics acquired the sellers trucking assets. As a result of this acquisition RMR Logistics entered into a Term loan for $1,800,000. The loan matures on April 26, 2026 and accrues interest of 5.64% and is classified under long term liabilities, note payable, net of discount. Subsequent to the date of this filing, certain assets acquired in the sale were sold and used to pay down the term loan.

On April 4, 2019 RMI entered into a Senior Unsecured Promissory Note with Bienville Capital Partners, LP, a New York based investment firm for $1,000,000. The note accrued to $1,250,000 at maturity on April 4, 2020. Subsequent to the date of this filing, the note was paid off with proceeds from an issuance of preferred stock.

	March 31,		Effective
	2021	2020	Interest Rate	Maturity Date
Equipment Loan	$122,248	$191,530	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Secured promissory note	3,582,183	—	12.00%	March 5, 2022
Senior unsecured note	—	1,247,268	25.00%	April 4, 2020
Term loan	—	1,297,014	4.52%	July 21, 2020
Unsecured notes	1,250,424	967,856	10.00%	April 3, 2021 - June 30, 2021
Promissory notes	337,678	—	1.09%	January 1, 2025
Lines of credit	—	621,224	5.750%	May 6, 2020
Promissory notes (PPP loan)	438,500	—	1.00%	April 20, 2022
Secured disaster loan (SBA)	150,000	—	3.75%	September 9, 2050
	5,881,033	4,324,892
Unamortized debt issuance cost	(54,892)	(30,669)
	5,826,141	4,294,223
Discontinued operations	(400,000)	(2,287,569)
Less: current portion	(4,474,082)	(1,756,654)
Debt due after one year	$952,059	$250,000

6. TRANSACTIONS WITH RELATED PARTIES

On October 15, 2014, RMR IP (now known as RMR Logistics, Inc. (RMRL)), the Company’s subsidiary, entered into consulting agreements with each of Gregory Dangler, who is our current President, and Chad Brownstein, who is our current Chief Executive Officer, pursuant to which each of Mr. Dangler and Brownstein would provide services related to their roles as executive officers of the Company. The Company has accrued $1,311,250 for unpaid officers’ compensation expense in accordance with such consulting agreements through March 31, 2021. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

On October 15, 2014, RMRL entered into consulting agreements with each of Principio Management LLC, which holds 9,499,657 shares of Class A Common Stock of the Company (26.55%), and 77727111, LLC, is the owner of 10,791,701 shares of Class A Common Stock of the Company (30.16%), relating to advisory services provided by each of these entities. Mr. Dangler is the sole owner of Principio Management LLC and Mr. Brownstein is the sole owner of 77727111, LLC.

On January 31, 2020 the consulting agreement October 15, 2014 between Chad Brownstein and the Company was terminated. On January 31, 2020 the board resolved to pay Chad Brownstein monthly compensation of $35,000 a month for his services as Non-Executive Board Chairman.

On January 31, 2020 the Company entered into an employment agreement with Chad Brownstein for his Non-Executive services provided to the Company. The employment contract may be terminated at any time.

7. SHAREHOLDERS’ EQUITY

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

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock and 100,000,000 shares of Class B Common Stock. At March 31, 2021 and March 31, 2020, the Company had 35,785,858 and 4,687,332 shares issued and outstanding, and 35,785,858 and 4,840,919 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

8. SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s Board of Directors. As of March 31, 2021, there were 1,010,680 shares still available for future issuance under the 2015 Plan.

Stock Options

The Company grants stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The nonqualified options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates and expire ten years from the date of grant Stock Option Activity

Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value (1)
Outstanding at April 1, 2020	200,000	$6.34	8.9	$—
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at March 31, 2021	200,000	$6.34	8.9	$—
Vested and expected to vest March 31, 2021	—
Exercisable at March 31, 2021	200,000	$6.34	8.9	$—

Stock Awards

On February 26, 2015, our Board of Directors and our stockholders approved and adopted the “2015 Plan”.

The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the 2015 Plan to employees, directors and/or consultants in such awards is 2,404,354 shares as of March 31, 2021. Our Board of Directors currently serves as the administrator of the 2015 Plan. As of March 31, 2021, 1,393,674 shares have been issued under the 2015 Plan.

During the year ended March 31, 2021 the Company granted 508,756 restricted shares of Class B Common Stock, with an aggregate grant date fair value of approximately $12.7 million, to employees, directors and contractors. The restricted shares vest ratably over a three or four-year vesting period, subject to continued service. During the year ended March 31, 2021, 384,000 restricted shares of common stock were forfeited by employees.

9. INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses since inception and has a full valuation allowance on its deferred tax asset. As of March 31, 2021 and 2020, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to losses generated and uncertainties surrounding its ability to generate future taxable income. Accordingly, the net deferred tax assets have been fully reserved.

Net deferred tax assets consist of the following components:

	March 31,
	2021	2020
Deferred tax asset:
Net operating loss carryforwards	$19,599,269	$17,509,131
Stock compensation	1,559,685	2,105,587
Fixed assets	75,941	639,918
Intangible assets	24,119	115,350
Accrued liabilities	(35,520)	(896,782)
State taxes - current	5,320	5,018
Other	1,959	26,082
Deferred tax liabilities:	—
State taxes - deferred	(214,625)	(214,625)
Valuation allowance	(21,016,148)	(19,289,679)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss from continuing operations as follows:

March 31, 2021

Tax computed at federal statutory rate	$(1,590,249)
State tax, net of federal tax benefit	(143,940)
Debt issuance cost amortization	7,510
Other	210
Change in valuation allowance	1,726,469
Net provision for income taxes	$—

The Company has accumulated federal net operating loss carryovers of approximately $43.7 million and state accumulated net operating loss carryover of approximately $43.3 million as of March 31, 2021, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The federal and state tax loss carryforwards begin to expire in 2033.

10. SEGMENT REPORTING

For the twelve months ended March 31, 2021, the Company has two reportable segments: Aggregates and Rail Park. The Company had three reportable segments for the twelve months ended March 31, 2020: Aggregates, Logistics and Rail

Park. The Aggregates segment produces chemical grade lime for use in the aggregates market. The Logistics segment was shut down in April 2020, and its results of operations have been included in discontinued operations. The Rail Park segment consists of land under development to provide a rail terminal and services facility and currently has no operational activity. The Rail Park will require significant future capital investment before the segment starts generating recurring revenue. The Company expects that the Rail Park development will commence in the first half of calendar year 2021.

The Aggregates segment has a major customer, a mining operation (“Mine”), that accounted for approximately 84% of Aggregates segment revenue for the year ended March 31, 2021. As of March 31, 2021, the Mine accounted for approximately 43%; and, a construction company accounted for approximately 36% of Aggregate segment accounts receivable balance, respectively.

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

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.  All assets are held, and all operating activities occur within the United States.

	Year ended March 31, 2021
	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$680,225	$—	$—	$680,225
Gross profit	(18,862)	—	—	(18,862)
Selling, general and administrative	1,458,313	—	10,674,448	12,132,761
Property, plant and equipment	2,628,983	—	43,678	2,672,661
Land under development	—	6,916,724	12,906	6,929,630

The March 31, 2020 segment information has not been retroactively adjusted to reflect the impact of discontinued operations.

	Year ended March 31, 2020
	Aggregates	Logistics	Rail Park	Other	Total
Revenues from external customers	$1,077,665	$1,392,200	$—	$—	$2,469,865
Intersegment revenues	(379,074)	379,074	—	—	—
Interest revenue	1,202	—	—	79	1,202
Interest expense	5,089	115,305	—	249,099	369,493
Depreciation, depletion and amortization	293,076	339,811	—	3,228	636,115
Segment loss	1,587,055	859,497	28,316	10,073,082	12,547,950
Segment assets	3,820,728	2,800,238	6,787,710	11,705	13,420,381

11. COMMITMENTS AND CONTINGENCIES

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

Future minimum lease commitments under these non-cancelable operating leases at March 31, 2021, are as follows:

Lease Commitment

2022	$241,868
Thereafter	—
Total minimum lease payments	$241,868

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of March 31, 2021, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2020	$108,701
Liabilities incurred	—
Accretion expense	10,892
Balance at March 31, 2021	$119,593

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