Form 10-Q
period 2021-06-30
Rocky Mountain Industrials, Inc.
filed 2021-12-15
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of December 15, 2021, the registrant had 35,785,858 shares of Class A Common Stock, 4,822,322 shares of Class B Common Stock outstanding and 118.5 shares of Preferred Stock outstanding.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements.” Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “estimates,” “intends,” “plan” “expects,” “may,” “will,” “should,” “predicts,” “anticipates,” “continues,” or “potential,” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, achievements, or industry results, expressed or implied by such forward-looking statements. Such uncertainties and risks include those discussed in the “Risk Factors” and similar sections of our Annual Report on Form 10-K for the year ended March 31, 2021 and our other filings with the Securities and Exchange Commission, all of which are incorporated by reference herein. Forward-looking statements appear in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2021	2021
ASSETS
Current assets
Cash	$1,071,087	$1,621,822
Accounts receivable	205,300	71,555
Other receivables	2,729,227	3,404,010
Inventory	8,436	—
Prepaid expenses	563,147	588,340
Restricted cash	185,374	185,325
Assets held for sale	—	5,000
Total current assets	4,762,571	5,876,052

Property, plant and equipment, net	2,601,364	2,672,661
Land under development	6,750,012	6,929,630
Right of use asset	172,602	241,868
Asset retirement obligation, net	74,769	75,984
Other intangibles, net	61,941	64,933
Deposits and other assets	105,561	111,178
Total assets	$14,528,820	$15,972,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$810,903	$610,216
Accrued liabilities	629,681	647,180
Accrued liabilities, related party	1,007,500	1,311,250
Dividends payable	1,245,336	1,008,942
Debt due within one year	4,429,468	4,474,082
Liabilities held for sale	400,000	423,853
Total current liabilities	8,522,888	8,475,523

Debt due after one year	492,340	952,059
Lease liability	172,601	241,868
Accrued reclamation liability	122,510	119,593
Total liabilities	9,310,339	9,789,043

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 shares issued and outstanding on June 30, 2021 and March 31, 2021	4,827,000	4,827,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 issued and outstanding on June 30, 2021 and March 31, 2021	1,950,000	1,950,000
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 issued and outstanding on June 30, 2021 and March 31, 2021	5,075,140	5,075,140
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on June 30, 2021 and March 31, 2021	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,827,332 and 4,687,332 shares issued and outstanding on June 30, 2021 and March 31, 2021, respectively.	4,828	4,688
Additional paid-in capital	53,349,693	51,658,183
Accumulated deficit	(60,023,966)	(57,367,534)
Total stockholders’ equity	5,218,481	6,183,263
Total liabilities and stockholders’ equity	$14,528,820	$15,972,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	June 30,
	2021	2020
Revenue	$399,912	$268,961
Cost of goods sold	284,893	190,678
Gross profit	115,019	78,283
Selling, general and administrative (includes depreciation, depletion and amortization of $75,504 in 2021 and $78,938 in 2020)	2,810,449	2,914,370
Loss from operations	(2,695,430)	(2,836,087)
Other income	438,500	—
Interest income (expense), net	(163,109)	(118,650)
Loss before income tax provision	(2,420,039)	(2,954,737)
Income tax expense	—	—
Net loss from continuing operations	(2,420,039)	(2,954,737)

Loss from discontinued operations, net of tax	—	(411,245)

Net Loss	$(2,420,039)	$(3,365,982)

Earnings (loss) per share - continuing operations - basic and diluted	$(0.37)	$(0.46)

Earnings (loss) per share - discontinued operations - basic and diluted	$—	$(0.06)

Earnings (loss) per share - basic and diluted	$(0.41)	$(0.55)

Weighted average shares outstanding - basic and diluted	6,537,153	6,462,371

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)(Continued)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2021	35,785,858	$35,786	4,687,332	$4,688	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$51,658,183	$(57,367,534)	$6,183,263
Issuance of restricted Class B Common Stock for compensation			140,000	140							(141)		(1)
Quarterly dividends on Preferred shares												(236,393)	(236,393)
Stock-based compensation from stock options											1,691,651		1,691,651
Net loss												(2,420,039)	(2,420,039)
Balance, June 30, 2021	35,785,858	$35,786	4,827,332	$4,828	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$53,349,693	$(60,023,966)	$5,218,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	June 30,
	2021	2020
Cash flow from Operating Activities:
Net loss	$(2,420,039)	$(3,365,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating and investing cash flows from (used in) discontinued operations	(18,853)	311,192
Depreciation, depletion and amortization expense	75,504	78,938
Stock-based compensation	1,691,651	1,295,104
Amortization of debt discount	46,791	118,933
Accretion expense	2,917	2,658
Debt forgiveness	(438,500)	—
Changes in operating assets and liabilities:
Accounts receivable	(133,745)	(75)
Other receivables	674,783	—
Inventory	(8,436)	6,638
Prepaid expenses	25,193	168,331
Restricted cash	(49)	(1,740)
Deposits and other assets	5,617	(237,553)
Accounts payable	200,687	345,541
Accrued liabilities	(12,811)	192,230
Accrued liabilities, related party	(303,750)	180,000
Other	(1)	—
Net cash used in operating activities	(613,041)	(905,785)

Cash Flows from Investing Activities:
Investments in land under development	179,618	(203,059)
Purchase of property, plant and equipment	—	(5,873)
Net cash used in investing activities	179,618	(208,932)

Cash Flows from Financing Activities:
Proceeds from note payable	514,644	1,188,500
Repayment of debt	(631,956)	(1,383,087)
Proceeds from issuance of Series A-2 Preferred shares	—	1,500,000
Net cash provided by financing activities	(117,312)	1,305,413

Net increase in cash	(550,735)	190,696

Cash at beginning of period	1,621,822	57,240
Cash at end of period	$1,071,087	$247,936

Supplemental cash flow information:
Cash paid for interest	$111,313	$14,545

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended March 31, 2021, (“2021 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The 2021 year end consolidated balance sheet data included in the Form 10-Q filing was derived from the audited consolidated financial statements in our 2021 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States.  The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the March 31, 2021 audited consolidated financial statements included in our 2021 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $5,344,698 and $5,881,033 as of June 30, 2021 and March 31, 2021, respectively.

Earnings (loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing the net income (loss), after deducting preferred dividends, by the weighted average number of common shares outstanding during the period, without consideration of the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted earnings (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. In periods in which the Company reports a net loss, diluted earnings per share is the same as basic earnings per share  since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive.

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

Carrying amounts of major classes of assets and liabilities included in discontinued operations are comprised of the following as of:

	June 30, 2021	March 31, 2021
Other noncurrent assets	—	5,000
Total assets held for sale	$—	$5,000

Accounts payable and accrued liabilities	$—	$23,853
Debt	400,000	400,000
Total liabilities held for sale	$400,000	$423,853

Major line items comprising net  loss from discontinued operations are comprised of the following:

	Three months ended
	June 30,
	2021	2020
Revenue	$—	$122,445
Cost of goods sold	—	(190,356)
	—	(67,911)

Selling, general and administrative (including depreciation and amortization)	—	328,610
Interest expense, net	—	14,724

Net loss from discontinued operations	$—	$(411,245)

3. INVENTORY

Inventory, for which there was none at March 31, 2021,  is valued at the lower of cost (average) or market.

June 30, 2021
Blasted Rock	$8,436
Packaging	—
Total	$8,436

4. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	June 30, 2021	March 31, 2021
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,229,988	1,229,988
Mining Equipment	336,934	336,934
Mobile Equipment	844,663	844,664
Other	78,973	78,973
Total	3,968,027	3,968,028
Less: Accumulated Depreciation	(1,366,663)	(1,295,367)
Property, plant and equipment, net	$2,601,364	$2,672,661

5. NOTES PAYABLE

In April and June 2020, the Company executed two unsecured note agreements with an investor totaling $1,000,000. The unsecured notes are carried net of original issue discount (10%), which is being amortized on a straight line basis, which approximates the effective interest method. In April 2021, the maturity dates of the two notes, with a then total outstanding accreted balance of $861,111, were extended to May 1, 2022.

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

In May 2021, the Company submitted its applications to the SBA for forgiveness of the PPP Loans. In June 2021, the Company received formal notification in the form of a letter dated May 25, 2021, from Simmons that the SBA approved the Company’s PPP Loan forgiveness applications for the Company’s Loan in the amount of $438,500 (including accrued interest). The debt forgiveness resulted in the recognition of a gain on extinguishment of debt (other income) in the amount of $438,500 in the Consolidated Statements of Operations.

			Effective
	June 30, 2021	March 31, 2021	Interest Rate	Maturity Date
Equipment Loan	$87,263	$122,248	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Secured promissory note	3,511,878	3,582,183	12.00%	March 5, 2022
Unsecured notes	1,265,213	1,250,424	10.00%	May 1, 2022
Promisory notes	325,656	337,678	1.09%	January 1, 2025
Secured disaster loan (SBA)	154,688	150,000	3.75%	September 9, 2050
Promissory notes (PPP loan)	—	438,500	1.00%	April 20, 2022
	5,344,698	5,881,033
Unamortized debt issuance cost	(22,890)	(54,892)
	5,321,808	5,826,141
Discontinued operations	(400,000)	(400,000)
Less: current portion	(4,429,468)	(4,474,082)
Debt due after one year	$492,340	$952,059

6. TRANSACTIONS WITH RELATED PARTIES

As of June 30, 2021, the Company has accrued $1,007,500 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

8. SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of June 30, 2021, there were 906,714 shares still available for future issuance under the 2015 Plan.

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

9. SEGMENT REPORTING

For the three months ended June 30, 2021 and 2020, the Company has two reportable segments: Aggregates and Rail Park. The Aggregates segment produces chemical grade lime for use in the aggregates market. The Rail Park segment consists of land under development to provide a rail terminal and services facility and currently has no operational activity.  The Rail Park will require significant future capital investment before the segment starts generating recurring revenue. The Rail Park development commenced in the first half of calendar year 2021.

The Aggregates segment has two major customers, a mining operation (“Mine”) and a construction company (“Construction”), that accounted for approximately 21% and 59% of Aggregates segment revenue for the three months ended June 30, 2020, respectively.  As of June 30, 2020, the Mine accounted for approximately 50% of Aggregates segment accounts receivable balance.

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

	Three months ended June 30, 2021
	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$399,912	$—	$—	$399,912
Gross profit	115,019	—	—	115,019
Selling, general and administrative	140,634	—	2,669,815	2,810,449
Property, plant and equipment	2,566,005	—	35,359	2,601,364
Land under development	—	6,750,012	—	6,750,012

	Three months ended June 30, 2020
	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$268,961	$—	$—	$268,961
Gross profit	78,283	—	—	78,283
Selling, general and administrative	438,621	—	2,475,749	2,914,370
Property, plant and equipment	2,804,847	—	72,158	2,877,005
Land under development	—	6,990,769	12,906	7,003,675

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

10. COMMITMENTS AND CONTINGENCIES

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of June 30, 2021, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2021	$119,593
Liabilities incurred	—
Accretion expense	2,917
Balance at June 30, 2021	$122,510

11. SUBSEQUENT EVENTS

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

Revenues

Our revenues for the three-month period ended June 30, 2021 were $399,912. This compares to revenue for the same period ended June 30, 2020 of $268,961. The increase in revenues were driven by the increased tons sold from the Company’s Glenwood Springs mine.

Cost of Goods Sold

Our cost of goods sold for the three-month period ended June 30, 2021 were $284,893 This compares to cost of goods sold for the same period ended June 30, 2020 of $190,678. The decrease in costs is related to changes to our operations to scale costs to lower levels of production.

Operating Expenses

Our operating expenses for the three-month period ended June 30, 2021 were $2,810,449. This compares to operating expenses for the same periods ended June 30, 2020 of $2,914,370. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs, salaries and wages, and depreciation and amortization.

Interest Expense (Income), net

Our interest expense, net for the three-month period ended June 30, 2021 was $163,109, compared to $118,650 of interest expense for the same period ended June 30, 2020.  The increase for this is related to deferred financing cost.

Net Loss Attributable to Rocky Mountain Industrials, Inc.

Our net loss for the three-month period ended June 30, 2021 was $2,420,039. This compares to a net loss for the same period ended June 30, 2020 of $3,365,982.

Liquidity and Capital Resources

As of June 30, 2021, we had current assets of $4,762,571, total current liabilities of $8,522,888 and working capital deficiency of $3,760,317. We have incurred an accumulated loss of $60,023,966 since inception.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented. Accordingly, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting, which resulted in untimely financial statement filings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021,there were no sales of unregistered equity securities.

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