Form 10-Q
period 2021-09-30
Rocky Mountain Industrials, Inc.
filed 2021-12-15
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
	2021	2021
ASSETS
Current assets
Cash	$6,519,639	$1,621,822
Accounts receivable	229,917	71,555
Other receivables	2,507,430	3,404,010
Inventory	11,420	—
Prepaid expenses	426,008	588,340
Restricted cash	185,405	185,325
Assets held for sale	—	5,000
Total current assets	9,879,819	5,876,052

Property, plant, and equipment, net	2,521,942	2,672,661
Land under development	7,707,006	6,929,630
Right of use asset	126,423	241,868
Asset retirement obligation, net	73,554	75,984
Other intangibles, net	58,950	64,933
Deposits and other assets	108,673	111,178
Total assets	$20,476,367	$15,972,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$571,777	$610,216
Accrued liabilities	241,089	647,180
Accrued liabilities, related party	1,127,500	1,311,250
Dividends payable	1,484,326	1,008,942
Debt due within one year	5,920,927	4,474,082
Liabilities held for sale	—	423,853
Total current liabilities	9,345,619	8,475,523

Debt due after one year	475,117	952,059
Lease liability	126,423	241,868
Accrued reclamation liability	125,427	119,593
Total liabilities	10,072,586	9,789,043

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 shares issued and outstanding on September 30, 2021 and March 31, 2021	4,827,000	4,827,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 issued and outstanding on September 30, 2021 and March 31, 2021	1,950,000	1,950,000
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 issued and outstanding on September 30, 2021 and March 31, 2021	5,075,140	5,075,140
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on September 30, 2021 and March 31, 2021	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,777,332 and 4,687,332 shares issued and outstanding on September 30, 2021 and March 31, 2021, respectively	4,778	4,688
Additional paid-in capital	55,770,144	51,658,183
Accumulated deficit	(57,259,067)	(57,367,534)
Total stockholders’ equity	10,403,781	6,183,263
Total liabilities and stockholders’ equity	$20,476,367	$15,972,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$381,882	$174,300	$781,794	$443,261
Cost of goods sold	370,960	152,990	655,853	343,668
Gross profit	10,922	21,310	125,941	99,593
Selling, general and administrative (includes depreciation, depletion and amortization for the three months ended of $74,145 in 2021 and $78,568 in 2020; and for the six months ended of $149,649 in September 2021 and $157,506 in September 2020)	3,113,199	3,051,235	5,923,648	5,965,605
Loss from operations	(3,102,277)	(3,029,925)	(5,797,707)	(5,866,012)
Gain on sale of assets	5,862,576	—	5,862,576	—
Other income	—	—	438,500	—
Interest income (expense), net	(156,408)	(215,151)	(319,517)	(333,801)
Loss before income tax provision	2,603,891	(3,245,076)	183,852	(6,199,813)
Income tax expense	—	—	—	—
Net income (loss) from continuing operations	2,603,891	(3,245,076)	183,852	(6,199,813)

Net income (loss) from discontinued operations, net of tax	400,000	(898,250)	400,000	(1,309,495)

Net income (loss)	$3,003,891	$(4,143,326)	$583,852	$(7,509,308)

Earnings (loss) per shares - continuing operations - basic and diluted	$0.42	$(0.52)	$0.03	$(0.97)

Earnings (loss) per shares - discontinued operations - basic and diluted	$0.06	$(0.14)	$0.06	$(0.21)

Earnings (loss) per shares - basic	$0.44	$(0.70)	$0.02	$(1.24)

Earnings (loss) per shares - diluted	$0.37	$(0.70)	$0.01	$(1.24)

Weighted average shares outstanding - basic	6,272,087	6,296,869	6,564,647	6,358,966

Weighted average shares outstanding - diluted	7,498,677	6,296,869	7,760,143	6,358,966

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)(Continued)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2021	35,785,858	$35,786	4,687,332	$4,688	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$51,658,183	$(57,367,534)	$6,183,263
Issuance of restricted Class B Common stock for compensation	—	—	140,000	140	—	—	—	—	—	—	(141)	—	(1)
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(236,393)	(236,393)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,691,651	—	1,691,651
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,420,039)	(2,420,039)
Balance, June 30, 2021	35,785,858	35,786	4,827,332	4,828	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	53,349,693	(60,023,966)	5,218,481
Issuance of Class B Common Shares upon exercise of warrants	—	—	20,000	20	—	—	—	—	—	—	(19)	—	1
Issuance of Class B Common shares for services	—	—	30,000	30	—	—	—	—	—	—	749,970	—	750,000
Forfeiture of Class B Common stock	—	—	(100,000)	(100)	—	—	—	—	—	—	100	—	—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(238,992)	(238,992)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,670,400	—	1,670,400
Net income	—	—	—	—	—	—	—	—	—	—	—	3,003,891	3,003,891
Balance, September 30, 2021	35,785,858	$35,786	4,777,332	$4,778	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$55,770,144	$(57,259,067)	$10,403,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	September 30,
	2021	2020
Cash flow from operating activities:
Net income (loss)	$583,852	$(7,509,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating and investing cash flows for discontinued operations	(418,853)	2,445,604
Depreciation, depletion and amortization expense	149,649	157,506
Stock-based compensation	3,362,051	2,590,210
Gain/loss on sale of assets	(5,839,126)	—
Amortization of debt discount	69,158	271,939
Accretion expense	5,834	5,317
Debt forgiveness	(438,500)	—
Other	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(158,362)	20,932
Other receivables	896,580	—
Inventory	(11,420)	9,520
Prepaid expenses	162,332	191,665
Restricted cash	(80)	(8,729)
Deposits and other assets	2,505	(256,593)
Accounts payable	(38,439)	64,986
Accrued liabilities	(399,997)	293,105
Accrued liabilities, related parties	(183,750)	370,000
Net cash used in operating activities	(2,256,567)	(1,353,846)

Cash Flows from Investing Activities:
Proceeds from asset disposals	33,215	—
Investments in land under development	(2,178,053)	(334,436)
Reimbursement of land under development cost from Metro District	2,034,821	—
Proceeds from sale of water rights	5,931,250	—
Purchase of property, plant and equipment	—	(9,843)
Net cash provided by (used in) investing activities	5,821,233	(344,279)

Cash Flows from Financing Activities:
Proceeds from note payable	2,104,483	3,788,500
Repayment of debt	—	(2,601,600)
Repayment of notes payable	(771,332)	—
Proceeds from exercise of Class B common stock warrants	—	31,250
Proceeds from issuance of Series A-2 Preferred shares	—	1,500,000
Net cash provided by (used in) financing activities	1,333,151	2,718,150

Net increase in cash	4,897,817	1,020,025

Cash at beginning of period	1,621,822	57,240
Cash at end of period	$6,519,639	$1,077,265

Supplemental cash flow information
Cash paid for interest	$132,215	$87,278
Cash paid for income taxes	—	—

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

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $6,418,934 and $5,881,033 as of September 30, 2021 and March 31, 2021, respectively.

Earnings (loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding. Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method. In periods in which the Company reports a net loss, diluted earnings per share is the same as basic earnings per share since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive.

The dilutive effects of stock options, restricted stock awards and convertible securities of 1,226,540 and 1,195,496 equivalent common shares for the three and six months ended September 30, 2021, respectively, were included in weighted average shares outstanding – diluted.

Discontinued Operations

In April 2020, the Company began the shutdown and closing of operations located in Wellington, Colorado comprising substantially all the operations of RMR Logistics and the Logistics segment. The closing of the Wellington location was substantially complete in June, 2020. Substantially all of the mobile equipment was sold at auction in August of 2020 at a loss of $836,778. Auction proceeds received was approximately $1,286,768 and was used to pay down debt.

In September 2021, the Company negotiated the forgiveness of the remaining $400,000 obligation related to the asset purchase agreement with H2K, LLC. The $400,000 forgiveness has been reflected as other income in the results from discontinued operations for the three and six months ended September 30, 2021.

Carrying amounts of major classes of assets and liabilities included in discontinued operations are comprised of the following as of:

March 31,
2021

Other noncurrent assets	5,000
Total assets held for sale	$5,000

Accounts payable and accrued liabilities	$23,853
Debt	400,000
Total liabilities held for sale	$423,853

Major line items comprising net income (loss) from discontinued operations are comprised of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$220	$—	$122,665
Cost of goods sold	—	(8,648)	—	(199,004)
	—	(8,428)	—	(76,339)
Selling, general and administrative (including depreciation and amortization)	—	39,551	—	368,161
Other income	400,000	—	400,000	—
Interest expense, net	—	13,493	—	28,217
Loss on sales of fixed assets	—	(836,778)	—	(836,778)
Net income (loss) from discontinued operations	$400,000	$(898,250)	$400,000	$(1,309,495)

3. INVENTORY

Inventory, for which there was none as of March, 31, 2021, is valued at the lower of cost (average) or market.

September 30,
2021

Blasted Rock	$11,420
Packaging	—
Total	$11,420

4. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	September 30,	March 31,
	2021	2021
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,229,987	1,229,988
Mining Equipment	336,934	336,934
Mobile Equipment	827,157	844,664
Other	78,973	78,973
Total	3,950,520	3,968,028
Less: Accumulated Depreciation	(1,428,578)	(1,295,367)
Property, plant and equipment, net	$2,521,942	$2,672,661

5. NOTES PAYABLE

In April and June 2020, the Company executed two unsecured note agreements with an investor totaling $1,000,000. The unsecured notes are carried net of original issue discount (10%), which is being amortized on a straight line basis, which approximates the effective interest method. In April 2021, the maturity dates of the two notes, with a then total outstanding accreted balance of $861,111 were extended to May 1, 2022.

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

In May 2021, the Company submitted its applications to the SBA for forgiveness of the PPP Loans. In June 2021, the Company received formal notification in the form of a letter dated May 25, 2021, from Simmons that the SBA approved the Company’s PPP Loan forgiveness applications for the Company’s Loan in the amount of $438,500 (including accrued interest). The debt forgiveness resulted in the recognition of a gain on extinguishment of debt (other income) in the amount of $438,500 in the Consolidated Statements of Operations in the three month period ended June 30, 2021.

			Effective
	September 30, 2021	March 31, 2021	Interest Rate	Maturity Date
Equipment Loan	$58,437	$122,248	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Secured promissory note	5,002,746	3,582,183	12.00%	March 5, 2022
Unsecured notes	887,580	1,250,424	10.00%	May 1, 2022
Promisory notes	314,077	337,678	1.09%	January 1, 2025
Secured disaster loan (SBA)	156,094	150,000	3.75%	September 9, 2050
Promissory notes (PPP loan)		438,500	1.00%	April 20, 2022
	6,418,934	5,881,033
Unamortized debt issuance cost	(22,890)	(54,892)
	6,396,044	5,826,141
Discontinued operations	—	(400,000)
Less: current portion	(5,920,927)	(4,474,082)
Debt due after one year	$475,117	$952,059

6. TRANSACTIONS WITH RELATED PARTIES

As of September 30, 2021, the Company has accrued $1,127,500 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

8. SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of September 30, 2021, there were 856,714 shares still available for future issuance under the 2015 Plan.

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

9. SEGMENT REPORTING

For the three and six months ended September 30, 2021 and 2020, the Company has two reportable segments: Aggregates and Rail Park. The Aggregates segment produces chemical grade lime for use in the aggregates market. The Rail Park segment consists of land under development to provide a rail terminal and services facility and currently have no operational activity. The Rail Park will require significant future capital investment before the segment starts generating recurring revenue. The Rail Park development commenced in the first half of calendar year 2021.

The Aggregates segment has three major customers, a mining operation (“Mine”) and two construction companies (“Construction A and B”), that accounted for approximately 21%, 21% and 47% of Aggregates segment revenue for the three months ended September 30, 2020, respectively. Mine, Construction A and Construction B accounted for approximately 21%, 21% and 25%, of Aggregate segment revenues for the six months ended September 30, 2021, respectively.

As of September 30, 2020, Construction A accounted for approximately 70% and an additional construction company accounted for approximately 15% of Aggregates segment accounts receivable balance, respectively.

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

	Three months ended September 30, 2021				Six months ended September 30, 2021
	Aggregates	Rail Park	Other/Corporate	Total	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$381,882	$—	$—	$381,882	$781,794	$—	$—	$781,794
Gross profit	10,922	—	—	10,922	125,941	—	—	125,941
Selling, general and administrative	145,356	—	2,967,843	3,113,199	285,990	—	5,637,658	5,923,648
Property, plant and equipment, net	2,494,917	—	27,025	2,521,942	2,494,917	—	27,025	2,521,942
Land under development	—	7,707,006	—	7,707,006	—	7,689,561	17,445	7,707,006

	Three months ended September 30, 2020				Six months ended September 30, 2020
	Aggregates	Rail Park	Other/Corporate	Total	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$174,300	$—	$—	$174,300	$443,261	$—	$—	$443,261
Gross profit	21,310	—	—	21,310	99,593	—	—	99,593
Selling, general and administrative	193,558	—	2,857,677	3,051,235	632,179	—	5,333,426	5,965,605
Property, plant and equipment	2,750,867	—	61,612	2,812,479	2,750,867	—	61,612	2,812,479
Land under development	—	7,497,146	12,906	7,510,052	—	7,497,146	12,906	7,510,052

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

10. COMMITMENTS AND CONTINGENCIES

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of September 30, 2021, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2020	$119,593
Liabilities incurred	—
Accretion expense	5,834
Balance at September 30, 2021	$125,427

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

Results of Operations

Comparison of the Three and Six Months Ended September 30, 2021 and September 30, 2020

Revenues

Our revenues for the three-month and six-month period ended September 30, 2021 were $381,882 and $781,794, respectively. This compares to revenue for the same period ended September 30, 2020 of $174,300 and $443,261.

Cost of Goods Sold

Our cost of goods sold for the three-month and six-month periods ended September 30, 2021 were $370,960 and $655,853, respectively. This compares to cost of goods sold for the same periods ended September 30, 2020 of $152,990 and $343,668.

Operating Expenses

Our operating expenses for the three-month and six-month periods ended September 30, 2021 were $3,113,199 and $5,923,648. This compares to operating expenses for the same periods ended September 30, 2020 of $3,051,235 and $5,965,605. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs, salaries and wages, and depreciation and amortization.

Interest Expense (Income), net

Our interest expense, net for the three-month and six-month periods ended September 30, 2021 were $156,408 and $319,517, compared to $215,151 and $333,801 of interest expense for the same period ended September 30, 2020.

Net Income (Loss)

Our net income for the three-month and six-month periods ended September 30, 2021 was $3,003,891 and $583,852. This compares to a net loss for the same periods ended September 30, 2020 of $4,143,326 and $7,509,308.

Liquidity and Capital Resources

As of September 30, 2021, we had current assets of $9,879,819, total current liabilities of $9,345,619 and working capital  of $534,200. We have incurred an accumulated loss of $57,259,067 since inception.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented. Accordingly, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting, which resulted in untimely financial statement filings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended September 30, 2021, there were no sales of unregistered equity securities.

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