Form 10-Q/A
period 2021-09-30
Rocky Mountain Industrials, Inc.
filed 2022-02-04
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
	2021	2021
	As restated, see Note 2
ASSETS
Current assets
Cash	$6,519,639	$1,621,822
Accounts receivable	229,917	71,555
Other receivables	2,507,430	3,404,010
Inventory	11,420	—
Prepaid expenses	426,008	588,340
Restricted cash	185,405	185,325
Assets held for sale	—	5,000
Total current assets	9,879,819	5,876,052

Property, plant, and equipment, net	2,521,942	2,672,661
Land under development	7,707,006	6,929,630
Right of use asset	126,423	241,868
Asset retirement obligation, net	73,554	75,984
Other intangibles, net	58,950	64,933
Deposits and other assets	108,673	111,178
Total assets	$20,476,367	$15,972,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$571,777	$610,216
Accrued liabilities	1,305,374	647,180
Accrued liabilities, related party	1,127,500	1,311,250
Dividends payable	1,484,326	1,008,942
Debt due within one year	5,920,927	4,474,082
Liabilities held for sale	—	423,853
Total current liabilities	10,409,904	8,475,523

Debt due after one year	475,117	952,059
Lease liability	126,423	241,868
Accrued reclamation liability	125,427	119,593
Total liabilities	11,136,871	9,789,043

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 shares issued and outstanding on September 30, 2021 and March 31, 2021	4,827,000	4,827,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 issued and outstanding on September 30, 2021 and March 31, 2021	1,950,000	1,950,000
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 issued and outstanding on September 30, 2021 and March 31, 2021	5,075,140	5,075,140
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on September 30, 2021 and March 31, 2021	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,777,332 and 4,687,332 shares issued and outstanding on September 30, 2021 and March 31, 2021, respectively	4,778	4,688
Additional paid-in capital	55,770,144	51,658,183
Accumulated deficit	(58,323,352)	(57,367,534)
Total stockholders' equity	9,339,496	6,183,263
Total liabilities and stockholders’ equity	$20,476,367	$15,972,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ending		Six Months Ending
	September 30,		September 30,
	2021	2020	2021	2020
	As restated, see Note 2		As restated, see Note 2
Revenue	$381,882	$174,300	$781,794	$443,261
Cost of goods sold	370,960	152,990	655,853	343,668
Gross profit	10,922	21,310	125,941	99,593
Selling, general and administrative (includes depreciation, depletion and amortization for the three months ended of $74,145 in 2021 and $78,568 in 2020; and for the six months ended of $149,649 in September 2021 and $157,506 in September 2020)	3,113,199	3,051,235	5,923,648	5,965,605
Loss from operations	(3,102,277)	(3,029,925)	(5,797,707)	(5,866,012)
Gain on sale of assets	4,798,291	—	4,798,291	—
Other income	—	—	438,500	—
Interest income (expense), net	(156,408)	(215,151)	(319,517)	(333,801)
Income (loss) before income tax provision	1,539,606	(3,245,076)	(880,433)	(6,199,813)
Income tax expense	—	—	—	—
Net income (loss) from continuing operations	1,539,606	(3,245,076)	(880,433)	(6,199,813)

Net income (loss) from discontinued operations, net of tax	400,000	(898,250)	400,000	(1,309,495)

Net income (loss)	$1,939,606	$(4,143,326)	$(480,433)	$(7,509,308)

Earnings (loss) per shares - continuing operations - basic and diluted	$0.25	$(0.52)	$(0.13)	$(0.97)

Earnings (loss) per shares - discontinued operations - basic and diluted	$0.06	$(0.14)	$0.06	$(0.21)

Earnings (loss) per shares - basic	$0.27	$(0.70)	$(0.15)	$(1.24)

Earnings (loss) per shares - diluted	$0.23	$(0.70)	$(0.15)	$(1.24)

Weighted average shares outstanding - basic	6,272,087	6,296,869	6,564,647	6,358,966

Weighted average shares outstanding - diluted	7,498,677	6,296,869	6,564,647	6,358,966

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)(Continued)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2021	35,785,858	$35,786	4,687,332	$4,688	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$51,658,183	$(57,367,534)	$6,183,263
Issuance of restricted Class B Common stock for compensation	—	—	140,000	140	—	—	—	—	—	—	(141)	—	(1)
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(236,393)	(236,393)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,691,651	—	1,691,651
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,420,039)	(2,420,039)
Balance, June 30, 2021	35,785,858	35,786	4,827,332	4,828	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	53,349,693	(60,023,966)	5,218,481
Issuance of Class B Common Shares upon exercise of warrants	—	—	20,000	20	—	—	—	—	—	—	(19)	—	1
Issuance of Class B Common shares for services	—	—	30,000	30	—	—	—	—	—	—	749,970	—	750,000
Forfeiture of Class B Common stock	—	—	(100,000)	(100)	—	—	—	—	—	—	100	—	—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(238,992)	(238,992)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,670,400	—	1,670,400
Net income (as restated, see Note 2)	—	—	—	—	—	—	—	—	—	—	—	1,939,606	1,939,606
Balance, September 30, 2021 (as restated, see Note 2)	35,785,858	$35,786	4,777,332	$4,778	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$55,770,144	$(58,323,352)	$9,339,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	September 30,
	2021	2020
	As restated, see Note 2
Cash flow from operating activities:
Net loss	$(480,433)	$(7,509,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating and investing cash flows for discontinued operations	(418,853)	2,445,604
Depreciation, depletion and amortization expense	149,649	157,506
Stock-based compensation	3,362,051	2,590,210
Gain/loss on sale of assets	(4,774,841)	—
Amortization of debt discount	69,158	271,939
Accretion expense	5,834	5,317
Debt forgiveness	(438,500)	—
Other	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(158,362)	20,932
Other receivables	896,580	—
Inventory	(11,420)	9,520
Prepaid expenses	162,332	191,665
Restricted cash	(80)	(8,729)
Deposits and other assets	2,505	(256,593)
Accounts payable	(38,439)	64,986
Accrued liabilities	664,288	293,105
Accrued liabilities, related parties	(183,750)	370,000
Net cash used in operating activities	(1,192,282)	(1,353,846)

Cash Flows from Investing Activities:
Proceeds from asset disposals	33,215	—
Investments in land under development	(2,178,053)	(334,436)
Reimbursement of land under development cost from Metro District	2,034,821	—
Proceeds from sale of water rights	4,866,965	—
Purchase of property, plant and equipment	—	(9,843)
Net cash provided by (used in) investing activities	4,756,948	(344,279)

Cash Flows from Financing Activities:
Proceeds from note payable	2,104,483	3,788,500
Repayment of debt	—	(2,601,600)
Repayment of notes payable	(771,332)	—
Proceeds from exercise of Class B common stock warrants	—	31,250
Proceeds from issuance of Series A-2 Preferred shares	—	1,500,000
Net cash provided by financing activities	1,333,151	2,718,150

Net increase in cash	4,897,817	1,020,025

Cash at beginning of period	1,621,822	57,240
Cash at end of period	$6,519,639	$1,077,265

Supplemental cash flow information
Cash paid for interest	$132,215	$87,278
Cash paid for income taxes	—	—

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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On February 1, 2022, the management of the Company concluded that the Company’s previously issued unaudited condensed financial statements as of and for the three and six months ended September 30, 2021, should no longer be relied upon and should be restated. The restatement is the result of identifying an additional expense in the recording of the gain on the sale of water rights during the three month period ended September 30, 2021.

The following tables summarize the effects of the restatement on each of the financial statement line items as of the date and for the periods indicated.

Balance Sheet:

	As Of September 30, 2021
	As Previously	Restatement
	Reported	Adjustment	Restated

Total assets	$20,476,367	$—	$20,476,367

Liabilities and stockholders' equity
Accounts payable	$571,777	$—	$571,777
Accrued liabilities	241,089	1,064,285	1,305,374
Accrued liabilities, related party	1,127,500	—	1,127,500
Dividends payable	1,484,326	—	1,484,326
Debt due within one year	5,920,927	—	5,920,927
Total current liabilities	9,345,619	1,064,285	10,409,904

Total liabilities	10,072,586	1,064,285	11,136,871

Stockholders’ Equity
Preferred Stock Series A-1	4,827,000	—	4,827,000
Preferred Stock Series A-2	1,950,000	—	1,950,000
Preferred Stock Series A-3	5,075,140	—	5,075,140
Class A Common Stock	35,786	—	35,786
Class B Common Stock	4,778	—	4,778
Additional paid-in capital	55,770,144	—	55,770,144
Accumulated deficit	(57,259,067)	(1,064,285)	(58,323,352)
Total stockholders’ equity	10,403,781	(1,064,285)	9,339,496
Total liabilities and stockholders’ equity	$20,476,367	$—	$20,476,367

Statement of Operations:

	Three Months Ending September 30, 2021			Six Months Ending September 30, 2021
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Loss from operations	(3,102,277)	—	(3,102,277)	(5,797,707)	—	(5,797,707)
Gain on sale of assets	5,862,576	(1,064,285)	4,798,291	5,862,576	(1,064,285)	4,798,291
Other income	—	—	—	438,500	—	438,500
Interest income (expense), net	(156,408)	—	(156,408)	(319,517)	—	(319,517)
Loss before income tax provision	2,603,891	(1,064,285)	1,539,606	183,852	(1,064,285)	(880,433)
Income tax expense	—	—	—	—	—	—
Net income (loss) from continuing operations	2,603,891	(1,064,285)	1,539,606	183,852	(1,064,285)	(880,433)

Net income (loss) from discontinued operations, net of tax	400,000	—	400,000	400,000	—	400,000

Net income (loss)	$3,003,891	$(1,064,285)	$1,939,606	$583,852	$(1,064,285)	$(480,433)

Earnings (loss) per shares - continuing operations - basic and diluted	$0.42	$(0.17)	$0.25	$0.03	$(0.16)	$(0.13)

Earnings (loss) per shares - discontinued operations - basic and diluted	$0.06	$—	$0.06	$0.06	$—	$0.06

Earnings (loss) per shares - basic	$0.44	$(0.17)	$0.27	$0.02	$(0.16)	$(0.15)

Earnings (loss) per shares - diluted	$0.37	$(0.14)	$0.23	$0.01	$(0.16)	$(0.15)

Weighted average shares outstanding - basic	6,272,087	6,272,087	6,272,087	6,564,647	6,564,647	6,564,647

Weighted average shares outstanding - diluted	7,498,677	7,498,677	7,498,677	7,760,143	6,564,647	6,564,647

Cash Flow Statement:

	Six Months Ended September 30, 2021
	As Previously	Restatement
	Reported	Adjustment	Restated
Cash flow from operating activities:
Net loss	$583,852	$(1,064,285)	$(480,433)
Operating and investing cash flows for discontinued operations	(418,853)	—	(418,853)
Depreciation, depletion and amortization expense	149,649	—	149,649
Stock-based compensation	3,362,051	—	3,362,051
Gain/loss on sale of assets	(5,839,126)	1,064,285	(4,774,841)
Amortization of debt discount	69,158	—	69,158
Accretion expense	5,834	—	5,834
Debt forgiveness	(438,500)	—	(438,500)
Other	(1)	—	(1)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	(158,362)	—	(158,362)
Other receivables	896,580	—	896,580
Inventory	(11,420)	—	(11,420)
Prepaid expenses	162,332	—	162,332
Restricted cash	(80)	—	(80)
Deposits and other assets	2,505	—	2,505
Accounts payable	(38,439)	—	(38,439)
Accrued liabilities	(399,997)	1,064,285	664,288
Accrued liabilities, related parties	(183,750)	—	(183,750)
Net cash used in operating activities	(2,256,567)	1,064,285	(1,192,282)

Proceeds from asset disposals	33,215	—	33,215
Investments in land under development	(2,178,053)	—	(2,178,053)
Reimbursement of land under development cost from Metro District	2,034,821	—	2,034,821
Proceeds from sale of water rights	5,931,250	(1,064,285)	4,866,965
Net cash used in investing activities	5,821,233	(1,064,285)	4,756,948

Net cash provided by financing activities	1,333,151	—	1,333,151

Net increase in cash	4,897,817	—	4,897,817
			—
Cash at beginning of period	1,621,822	—	1,621,822
Cash at end of period	$6,519,639	$—	$6,519,639

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The dilutive effects of stock options, restricted stock awards and convertible securities of 1,226,540 and 1,195,496 equivalent common shares for the three months ended September 30, 2021, respectively, were included in weighted average shares outstanding – diluted.

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

4. INVENTORY

Inventory, for which there was none as of March, 31, 2021, is valued at the lower of cost (average) or market.

September 30,
2021

Blasted Rock	$11,420
Packaging	—
Total	$11,420

5. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	September 30,	March 31,
	2021	2021
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,229,987	1,229,988
Mining Equipment	336,934	336,934
Mobile Equipment	827,157	844,664
Other	78,973	78,973
Total	3,950,520	3,968,028
Less Accumulated Depreciation	(1,428,578)	(1,295,367)
Property, plant and equipment, net	$2,521,942	$2,672,661

6. NOTES PAYABLE

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

7. TRANSACTIONS WITH RELATED PARTIES

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

	Three months ended September 30, 2021				Six months ended September 30, 2021
	Aggregates	Rail Park	Other/Corporate	Total	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$381,882	$—	$—	$381,882	$781,794	$—	$—	$781,794
Gross profit	10,922	—	—	10,922	125,941	—	—	125,941
Selling, general and administrative	145,356	—	2,967,843	3,113,199	285,990	—	5,637,658	5,923,648
Property, plant and equipment, net	2,494,917	—	27,025	2,521,942	2,494,917	—	27,025	2,521,942
Land under development	—	7,707,006	—	7,707,006	—	7,707,006	—	7,707,006

	Three months ended September 30, 2020				Six months ended September 30, 2020
	Aggregates	Rail Park	Other/Corporate	Total	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$174,300	$—	$—	$174,300	$443,261	$—	$—	$443,261
Gross profit	21,310	—	—	21,310	99,593	—	—	99,593
Selling, general and administrative	193,558	—	2,857,677	3,051,235	632,179	—	5,333,426	5,965,605
Property, plant and equipment	2,750,867	—	61,612	2,812,479	2,750,867	—	61,612	2,812,479
Land under development	—	7,497,146	12,906	7,510,052	—	7,497,146	12,906	7,510,052

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

Water Rights

In September 2021, the Company sold its water rights attributable to the Land under development to the District for a sales price of approximately $5.9 million. The proceeds were received on September 30, 2021, resulting in the recording of a gain on sales of assets of approximately $4.8 million, which was recognized in the consolidated statement of operation for the quarter ended September 30, 2021.

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

Net Income (Loss)

Our net income for the three-month ended September 30, 2021 was $1,939,606 and our net loss for six-month period ending September 30, 2021 was $480,433. This compares to a net loss for the same periods ended September 30, 2020 of $4,143,326 and $7,509,308.

Liquidity and Capital Resources

As of September 30, 2021, we had current assets of $9,879,819, total current liabilities of $10,409,904 and working capital  deficit of $530,085. We have incurred an accumulated loss of $58,323,352 since inception.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Date: February 4, 2022	By:	/s/ Brian Fallin
Brian Fallin
Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2022	By:	/s/ Brian H. Aratani
Brian H. Aratani
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)