Form 10-Q
period 2021-12-31
Rocky Mountain Industrials, Inc.
filed 2022-02-04
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of February 4, 2022, the registrant had 35,785,858 shares of Class A Common Stock, 4,842,833 shares of Class B Common Stock outstanding and 118.5 shares of Preferred Stock outstanding.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2021	2021
ASSETS
Current assets
Cash	$4,237,191	$1,621,822
Accounts receivable	643,114	71,555
Other receivables	2,445,587	3,404,010
Inventory	44,716	—
Prepaid expenses	396,120	588,340
Restricted cash	185,467	185,325
Assets held for sale	—	5,000
Total current assets	7,952,195	5,876,052

Property, plant, and equipment, net	2,507,280	2,672,661
Land under development	6,999,401	6,929,630
Right of use asset	34,068	241,868
Asset retirement obligation, net	72,339	75,984
Other intangibles, net	55,958	64,933
Deposits and other assets	111,785	111,178
Total assets	$17,733,026	$15,972,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,133,101	$610,216
Accrued liabilities	235,545	647,180
Accrued liabilities, related party	1,247,500	1,311,250
Dividends payable	1,723,318	1,008,942
Debt due within one year	4,736,937	4,474,082
Liabilities held for sale	—	423,853
Total current liabilities	9,076,401	8,475,523

Debt due after one year	460,826	952,059
Lease liability	34,067	241,868
Accrued reclamation liability	128,344	119,593
Total liabilities	9,699,638	9,789,043

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 shares issued and outstanding on December 31, 2021 and March 31, 2021	4,827,000	4,827,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 issued and outstanding on December 31, 2021 and March 31, 2021	1,950,000	1,950,000
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 issued and outstanding on December 31, 2021 and March 31, 2021	5,075,140	5,075,140
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on December 31, 2021 and March 31, 2021	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,826,332 and 4,687,332 shares issued and outstanding on December 31, 2021 and March 31, 2021, respectively	4,827	4,688
Additional paid-in capital	57,379,765	51,658,183
Accumulated deficit	(61,239,130)	(57,367,534)
Total stockholders’ equity	8,033,388	6,183,263
Total liabilities and stockholders’ equity	$17,733,026	$15,972,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2021	2020	2021	2020

Revenue	$1,416,888	$116,080	$2,198,682	$559,341
Cost of goods sold	1,103,766	191,101	1,759,619	534,769
Gross profit	313,122	(75,021)	439,063	24,572
Selling, general and administrative (includes depreciation, depletion and amortization for the three months ended of $70,623 in 2021 and $77,917 in 2020; and for the nine months ended of $220,272 in December 2021 and $235,423 in December 2020)	2,818,954	3,198,492	8,742,602	9,164,097
Loss from operations	(2,505,832)	(3,273,513)	(8,303,539)	(9,139,525)
Gain on sale of assets	—	(3,000)	4,798,291	(3,000)
Other income	—	—	438,500	—
Interest income (expense), net	(170,958)	(217,369)	(490,475)	(551,170)
Loss before income tax provision	(2,676,790)	(3,493,882)	(3,557,223)	(9,693,695)
Income tax expense	—	—	—	—
Net Loss from continuing operations	(2,676,790)	(3,493,882)	(3,557,223)	(9,693,695)

Net Income (loss) from discontinued operations, net of tax	—	(68,964)	400,000	(1,378,459)

Net Loss	$(2,676,790)	$(3,562,846)	$(3,157,223)	$(11,072,154)

Earnings (loss) per shares - continuing operations - basic and diluted	$(0.40)	$(0.54)	$(0.54)	$(1.52)

Earnings (loss) per shares - discontinued operations - basic and diluted	$—	$(0.01)	$0.06	$(0.22)

Earnings (loss) per shares - basic and diluted	$(0.44)	$(0.59)	$(0.59)	$(1.52)

Weighted average shares outstanding - basic and diluted	6,610,940	6,476,542	6,580,134	6,386,541

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)(Continued)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2021	35,785,858	$35,786	4,687,332	$4,688	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$51,658,183	$(57,367,534)	$6,183,263
Issuance of restricted Class B Common stock for compensation	—	—	140,000	140	—	—	—	—	—	—	(141)	—	(1)
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(236,393)	(236,393)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,691,651	—	1,691,651
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,420,039)	(2,420,039)
Balance, June 30, 2021	35,785,858	35,786	4,827,332	4,828	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	53,349,693	(60,023,966)	5,218,481
Issuance of restricted Class B Common stock for compensation	—	—	20,000	20	—	—	—	—	—	—	(19)	—	1
Issuance of Class B Common shares for services	—	—	30,000	30	—	—	—	—	—	—	749,970	—	750,000
Forfeiture of Class B Common stock	—	—	(100,000)	(100)	—	—	—	—	—	—	100	—	—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(238,992)	(238,992)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,670,400	—	1,670,400
Net income	—	—	—	—	—	—	—	—	—	—	—	1,939,606	1,939,606
Balance, September 30, 2021	35,785,858	35,786	4,777,332	4,778	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	55,770,144	(58,323,352)	9,339,496
Issuance of restricted Class B Common stock for compensation	—	—	64,000	64	—	—	—	—	—	—	(64)	—	—
Issuance of Class B Common shares for services	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of Class B Common stock	—	—	(15,000)	(15)	—	—	—	—	—	—	15	—	—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(238,988)	(238,988)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,609,670	—	1,609,670
Net income	—	—	—	—	—	—	—	—	—	—	—	(2,676,790)	(2,676,790)
Balance, December 31, 2021	35,785,858	$35,786	4,826,332	$4,827	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$57,379,765	$(61,239,130)	$8,033,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	December 31,
	2021	2020
Cash flow from operating activities:
Net loss	$(3,157,223)	$(11,072,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating and investing cash flows (used in) for discontinued operations	(418,853)	2,614,839
Depreciation, depletion and amortization expense	220,272	235,423
Stock-based compensation	4,971,721	4,184,985
Gain/loss on sale of assets	(4,774,841)	3,000
Amortization of debt discount	80,630	424,641
Accretion expense	8,751	7,975
Debt forgiveness	(438,500)	—
Changes in operating assets and liabilities:
Accounts receivable	(571,559)	59,162
Other receivables	958,423	—
Inventory	(44,716)	9,520
Prepaid expenses	192,220	257,389
Restricted cash	(142)	(12,093)
Deposits and other assets	(607)	(26,816)
Accounts payable	522,885	187,935
Accrued liabilities	(404,135)	453,436
Accrued liabilities, related parties	(63,750)	445,000
Other	1	(1)
Net cash used in operating activities	(2,919,423)	(2,227,758)

Cash Flows from Investing Activities:
Proceeds from asset disposals	33,215	—
Investments in land under development	(3,385,044)	(492,669)
Reimbursement of land under development cost from Metro District	3,949,417	—
Proceeds from sale of water rights	4,866,965	—
Purchase of property, plant and equipment	(51,754)	(9,843)
Net cash provided by (used in) investing activities	5,412,799	(502,512)

Cash Flows from Financing Activities:
Proceeds from notes payable	2,828,239	4,023,646
Repayment of notes payable	(2,706,246)	(2,808,202)
Proceeds from exercise of Class B common stock warrants	—	750,000
Proceeds from issuance of Series A-2 Preferred shares	—	1,500,000
Net cash provided by financing activities	121,993	3,465,444

Net increase in cash	2,615,369	735,172

Cash at beginning of period	1,621,822	57,240
Cash at end of period	$4,237,191	$792,412

Supplemental cash flow information
Cash paid for interest	$157,792	$153,373
Cash paid for income taxes	—	—

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

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $5,220,653 and $5,881,033 as of December 31, 2021 and March 31, 2021, respectively.

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

In September 2021, the Company negotiated the forgiveness of the remaining $400,000 obligation related to the asset purchase agreement with H2K, LLC. The $400,000 forgiveness has been reflected as other income in the results from discontinued operations for the three ended September 30, 2021, and the nine months ended December 31, 2021.

Carrying amounts of major classes of assets and liabilities included in discontinued operations are comprised of the following as of:

March 31,
2021

Other noncurrent assets	$5,000
Total assets held for sale	$5,000

Accounts payable and accrued liabilities	$23,853
Debt	400,000
Total liabilities held for sale	$423,853

Major line items comprising net income (loss) from discontinued operations are comprised of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$122,665
Cost of goods sold	—	—	—	(199,004)
	—	—	—	(76,339)
Selling, general and administrative (including depreciation and amortization)	—	2,929	—	371,090
Other income (debt forgiveness)	—	—	400,000	—
Interest expense, net	—	4,324	—	32,541
Loss on sales of fixed assets	—	(61,711)	—	(898,489)
Net income (loss) from discontinued operations	$—	$(68,964)	$400,000	$(1,378,459)

3. INVENTORY

Inventory, for which there was none as of March, 31, 2021, is valued at the lower of cost (average) or market.

December 31,
2021
Blasted Rock	$44,716

4. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	December 31,	March 31,
	2021	2021
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,281,741	1,229,988
Mining Equipment	336,934	336,934
Mobile Equipment	827,158	844,664
Other	78,974	78,973
Total	4,002,276	3,968,028
Less: Accumulated Depreciation	(1,494,996)	(1,295,367)
Property, plant and equipment, net	$2,507,280	$2,672,661

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

			Effective
	December 31, 2021	March 31, 2021	Interest Rate	Maturity Date
Equipment Loan	$42,227	$122,248	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Secured promissory note	4,319,795	3,582,183	12.00%	March 5, 2022
Unsecured notes	399,051	1,250,424	10.00%	May 1, 2022
Promisory notes	302,080	337,678	1.09%	January 1, 2025
Secured disaster loan (SBA)	157,500	150,000	3.75%	September 9, 2050
Promissory notes (PPP loan)	—	438,500	1.00%	April 20, 2022
	5,220,653	5,881,033
Unamortized debt issuance cost	(22,890)	(54,892)
	5,197,763	5,826,141
Discontinued operations	—	(400,000)
Less: current portion	(4,736,937)	(4,474,082)
Debt due after one year	$460,826	$952,059

6. TRANSACTIONS WITH RELATED PARTIES

As of December 31, 2021, the Company has accrued $1,247,500 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

8. SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of December 31, 2021, there were 956,286 shares still available for future issuance under the 2015 Plan.

Stock Options

The Company grants stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The nonqualified options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates and expire ten years from the date of grant. No stock option awards were granted during the three and nine months ended December 31, 2021.

9. SEGMENT REPORTING

For the three and nine months ended December 31, 2021 and 2020, the Company has two reportable segments: Aggregates and Rail Park. The Aggregates segment produces chemical grade lime for use in the aggregates market. The Rail Park segment consists of land under development to provide a rail terminal and services facility and currently has no operational activity. The Rail Park will require significant future capital investment before the segment starts generating recurring revenue. The Rail Park development commenced in the first half of calendar year 2021.

The Aggregates segment has one major construction company (“Construction A”), that accounted for approximately 91% of Aggregates segment revenue for the three months ended December 31, 2021. A Mining Operation, Construction A and an additional construction company accounted for approximately 13%, 70% and 16%, of Aggregate segment revenues for the nine months ended December 31, 2021, respectively.

As of December 31, 2021, Construction A accounted for approximately 91% of Aggregates segment accounts receivable balance.

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

	Three months ended December 31, 2021				Nine months ended December 31, 2021
	Aggregates	Rail Park	Other/Corporate	Total	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$1,416,888	$—	$—	$1,416,888	$2,198,682	$—	$—	$2,198,682
Gross profit	313,122	—	—	313,122	439,063	—	—	439,063
Selling, general and administrative	209,600	—	2,609,354	2,818,954	495,590	—	8,247,012	8,742,602
Property, plant and equipment, net	2,488,558	—	18,722	2,507,280	2,488,558	—	18,722	2,507,280
Land under development	—	6,999,401	—	6,999,401	—	6,999,401	—	6,999,401

	Three months ended December 31, 2020				Nine months ended December 31, 2020
	Aggregates	Rail Park	Other/Corporate	Total	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$116,080	$—	$—	$116,080	$559,341	$—	$—	$559,341
Gross profit	(75,021)	—	—	(75,021)	24,572	—	—	24,572
Selling, general and administrative	259,418	—	2,939,074	3,198,492	891,597	—	8,272,500	9,164,097
Property, plant and equipment	2,687,454	—	51,997	2,739,451	2,687,454	—	51,997	2,739,451
Land under development	—	7,655,379	12,906	7,668,285	—	7,655,379	12,906	7,668,285

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

10. COMMITMENTS AND CONTINGENCIES

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of December 31, 2021, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2021	$119,593
Liabilities incurred	—
Accretion expense	8,751
Balance at December 31, 2021	$128,344

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

Results of Operations

Comparison of the Three and Nine months Ended December 31, 2021 and December 31, 2020

Revenues

Our revenues for the three-month and nine-month period ended December 31, 2021 were $1,416,888 and $2,198,682, respectively. This compares to revenue for the same period ended December 31, 2020 of $116,080 and $559,341. The increase in revenues for the three-month and nine-month period ended December 31, 2021, is the result of supplying construction material for a warehouse construction project that began in November 2021 and was substantially completed in January 2022.

Cost of Goods Sold

Our cost of goods sold for the three-month and nine-month periods ended December 31, 2021 were $1,103,766 and $1,759,619, respectively. This compares to cost of goods sold for the same periods ended December 31, 2020 of $191,101 and $534,769. The increase in cost of goods sold for the three-month and nine-month period ended December 31, 2021 is a result of the increase in revenues related to the supplying of construction material for the warehouse construction project discussed above.

Operating Expenses

Our operating expenses for the three-month and nine-month periods ended December 31, 2021 were $2,818,954 and $8,742,602. This compares to operating expenses for the same periods ended December 31, 2020 of $3,198,492 and $9,164,097. Operating expenses consisted of overhead costs related to mining operations, consulting services from related parties, public company costs, salaries and wages, and depreciation and amortization.

Interest Expense, net

Our interest expense, net for the three-month and nine-month periods ended December 31, 2021 were $170,958 and $490,475, compared to $217,369 and $551,170 of interest expense for the same period ended December 31, 2020.

Net Income (Loss)

Our net loss for the three-month and nine-month periods ended December 31, 2021 was $2,676,790 and $3,157,223. This compares to a net loss for the same periods ended December 31, 2020 of $3,562,846 and $11,072,154.

Liquidity and Capital Resources

As of December 31, 2021, we had current assets of $7,952,195, total current liabilities of $9,076,401 and working capital deficiency of $1,124,206. We have incurred an accumulated loss of $61,239,130 since inception.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented. Accordingly, we did not perform timely and sufficient internal or external review of our current fiscal year financial reporting, which resulted in untimely financial statement filings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2021, there were no sales of unregistered equity securities.

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