Form 10-K
period 2022-03-31
Rocky Mountain Industrials, Inc.
filed 2022-06-08
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 0-55402

Rocky Mountain Industrials, Inc. (formerly RMR Industrials, Inc.)

(Exact name of registrant as specified in its charter)

Nevada	46-0750094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 South Syracuse Way, Suite 450 Greenwood Village, Colorado	80111
(Address of principal executive office)	(Zip Code)

(720) 614-5213

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 8, 2022 was N/A.

As of June 8, 2022, the Company had 35,785,858 Shares of Class A Common Stock and 4,866,832 Shares of Class B Common Stock, and 118.47 preferred shares outstanding.

i

ROCKY MOUNTAIN INDUSTRIALS, INC.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements.” Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “estimates,” “intends,” “plan” “expects,” “may,” “will,” “should,” “predicts,” “anticipates,” “continues,” or “potential,” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, achievements, or industry results, expressed or implied by such forward-looking statements. Such uncertainties and risks include those discussed in the “Risk Factors” and similar sections of this Report and on our other filings with the Securities and Exchange Commission, all of which are incorporated by reference herein. Forward-looking statements appear in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Report.

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

Unless otherwise specified or required by context, as used in this Report, the terms “we,” “our,” “us” and the “Company” refers collectively to Rocky Mountain Industrials, Inc. (“RMI”), formerly known as RMR Industrials, Inc., and its wholly/majority-owned subsidiaries, RMR Aggregates, Inc., RMR Logistics, Inc., and Rail Land Company, LLC. Unless otherwise indicated, the term “common stock” refers to shares of our Class A Common Stock and Class B Common Stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

ii

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

AND USE OF CERTAIN MINING TERMS

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Regulation S-K 1300, Disclosure by Registrants Engaged or to be Engaged in Mining Operations (“S-K 1300”), because we do not have mineral reserves as defined under S-K 1300. Mineral reserves are defined in S-K 1300 as that part of a measured mineral resource which can be economically and legally extracted or produced at the time of the mineral reserve determination. The establishment of a mineral resource under S-K 1300 is, among other things, a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled. Since we have no mineral reserves as defined in S-K 1300, we have not exited the exploration stage and continue to report our financial information as an exploration stage entity as required under relevant accounting principles. We will remain an exploration stage company under S-K 1300 until such time as we demonstrate mineral reserves in accordance with the criteria in S-K 1300.

Since we have no mineral reserves, we will expense all mine construction costs, even though these expenditures are expected to have a future economic benefit in excess of one year. We will also expense our reclamation and remediation costs at the time the obligation is incurred. Companies that have mineral reserves and have exited the exploration stage typically capitalize these costs, and subsequently amortize them on a units-of-production basis as mineral reserves are mined, with the resulting depletion charge allocated to inventory, and then to cost of sales as the inventory is sold. As a result of these and other differences, our financial statements will not be comparable to the financial statements of mining companies that have established mineral reserves and have exited the exploration stage.

We use certain terms in this report such as “production,” “mining or processing activities,” and “mine construction.” Production means the estimated quantities (tonnage) delivered or shipped to our customers, which may result in disclosure of related limestone and dolomite sales. Mining or processing activities means the process of extracting limestone and dolomite from the earth and treating that material. Mine construction means work carried out to access areas in the mine containing limestone and dolomite, which principally includes road construction, ramp construction and ancillary activities. We use these terms in this report since we believe they are necessary and helpful for the reader to understand our business and operations. However, we caution you that we do not have mineral reserves and therefore have not exited the exploration stage as defined in S-K 1300, and our use of the terminology described above is not intended to indicate that we have established reserves or have exited the exploration stage for purposes of S-K 1300. Furthermore, since we do not have mineral reserves, we cannot provide any indication or assurance as to how long we will likely continue mining activities at our mine site or whether such activities will be profitable.

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

We operate the Mid-Continent Quarry in Garfield County, Colorado, producing chemical-grade calcium carbonate that currently services local and regional customers in a variety of end markets, including but not limited to mining, manufacturing, construction, and agriculture. The Mid-Continent Quarry, which is located outside the city of Glenwood Springs, consists of 44 unpatented mining claims owned by the Bureau of Land Management and controlled by RMI. The operation currently serves Arch Resources, local construction firms, and various city and county government construction projects. The quarry is currently undergoing an expansion and modernization effort. For the years ended March 31, 2022 and 2021, we produced and sold 26,356 and 16,232 tons of high-calcium limestone, respectively, from the Mid-Continent Quarry. Please reference “Cautionary Note Regarding Exploration Stage Status and Use of Certain Mining Terms” for disclosure concerning the current stage of our mineral explorations.

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

Rail freight capabilities will allow the Mid-Continent Quarry’s products to access the Denver market, where demand for calcium carbonate is currently strong and supply is relatively limited. The market opportunity is primarily centered on front range infrastructure demands, but also includes fertilizer, animal feed, and multiple other industrial applications. According to the USGS Natural Aggregates Statistics and information, Colorado demand for the first three quarters in 2021 for construction aggregate was approximately 39.0 million metric tons, comprised of 26.2 million metric tons of sand and gravel and 12.9 million metric tons of crushed stone. The area experiences supply shortages in peak seasons, creating a natural market for our products. We believe we are well-positioned to benefit from this market environment.

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

Revenues and Customers

For the year ended March 31, 2022, three customers accounted for approximately 67% (customer A), 15% (customer B) and 12% (customer C) of our consolidated revenue. As of March 31, 2022, approximately 44% of our accounts receivable were due from customer A and 50% from customer B.

Industry and Competition

Limestone

Limestone, or calcium carbonate, is used in a variety of applications including coal mining, coal fired power plants, construction aggregates, glass bottle and steel manufacturing, and agriculture. Regional competitors include Pete Lien & Sons, Inc., and United States Lime & Minerals, Inc.

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

Markets are typically local due to high transport costs and are generally fragmented, with numerous participants operating in localized markets. After the uncertainty in 2020 due to the pandemic, according to the U.S. Geological Survey, the U.S. market for aggregates production grew an estimated 4% year over year for crushed stone, sand and gravel in the third quarter of 2021.  This outpaces historic norms. Aggregates consumption is more heavily weighted towards public infrastructure and maintenance repair. However, the mix of end uses can vary widely by geographic location, based on the nature of construction activity in each market. Typically, three to six competitors comprise the majority market share in each local market because of constraints around the availability of natural resources and transportation. Regional competitors for construction aggregates in Colorado include Martin Marietta Materials, Inc., Albert Frei & Sons, Inc., Aggregate Industries, Brannan Sand & Gravel Co., LLC, L.G. Everist, Inc., and BURNCO.

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

Item 1B.   Unresolved Staff Comments

Not applicable

Item 2.      Properties – Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations

Our principal executive offices are located in Denver, Colorado where we lease approximately 4,648 square feet under an arrangement that expired in February 2022, which was extended on a month-to-month basis. In February 2022, the Company signed a five-year office lease in Greenwood Village, Colorado for approximately 5,300 square feet of office space. Estimated occupancy of the new space is May 2022. The Company feels that this space is sufficient until the Company significantly expands operations. The Company through its subsidiary Rail Land Company, LLC, owns an approximate 537-acre parcel of real property located in Bennett, Colorado. The Company’s development of the Rail Park is intended to expand the customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services

Please reference “Cautionary Note Regarding Exploration Stage Status and Use of Certain Mining Terms” in Item 1 related to stage of our mineral explorations, all of which are without mineral reserves, as defined by Regulation S-K 1300.

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

The costs associated with our properties can be found in Note 4 to our consolidated financial statements.

Item 3.      Legal Proceedings

Rocky Mountain Industrials, Inc. through its wholly-owned subsidiary RMR Aggregates, Inc. operates a limestone quarry on federally owned land located in unincorporated Garfield County, Colorado. The quarry has been in continuous operation for nearly 40 years under federal, state, and county permits. In 2019 and 2020, Garfield County issued two notices alleging several permit violations, which the Company challenged in court. In January 2021, the Garfield County District Court issued an order striking down two of the alleged violations but allowed others to stand, including an alleged violation of a seasonal restriction on quarry operations during winter to protect wildlife, which mirrored a permit restriction from the United States of Bureau of Land Management (“BLM”). The BLM has routinely granted exemptions from the seasonal restriction when no wildlife would be impacted, but Garfield County sought to enforce the restriction while the BLM did not. The Company filed an appeal with the Colorado Court of Appeals challenging only the County’s seasonal restriction. Briefing was completed in March 2022, and a decision is expected sometime later this year.

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

The Company presents the following items regarding certain mining safety and health matters for the fiscal year ended March 31, 2022:

●Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under section 104 of the Mine Act for which the Company received a citation from MSHA (“Section 104 S&S Citations”). If MSHA determines that a violation of a mandatory health or safety standard is reasonably likely to result in a reasonably serious injury or illness under the unique circumstance contributed to by the violation, MSHA will classify the violation as a “significant and substantial” violation (commonly referred to as a “S&S” violation).
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
●The Federal Mine Safety and Health Review Commission (the “Commission”) is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. The cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under Section 105 of the Mine Act. The table below shows as of March 31, 2022, the number of legal actions pending before the Commission, and the number of legal actions initiated before the Commission during the year as well as the number of such actions resolved during the year.

									Received	Received
									Notice of	Notice of	Citation
								Total	Pattern	Potential	Contests
				Section			Total	Number	of	to have	Pending	Citation	Citation
				104(d)			Dollar	of	Violation	Pattern	as of	Contests	Contests
		Section	Section	Citations	Section	Section	Value of	Mining	Under	under	Last	Instituted	Resolved
		104 S&S	104(b)	and	110(b)(2)	107(a)	MSHA	Related	Section	Section	Day of	During	During
	MSHA	Citations	Orders	Orders	Violations	Orders	Assessment/	Fatalities	104(e)	104(e)	Period	Period	Period
Location	ID	(#)	(#)	(#)	(#)	(#)	$ Proposed	(#)	(yes/no)	(yes/no)	(#)	(#)	(#)
Mid-Continent Quarry	504954	—	—	—	—	—	—	—	no	no	—

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

Recent Issuance of Unregistered Securities

We issued the following unregistered securities during the year ended March 31, 2022:

●	We issued 250,500 shares of Class B Common Stock for compensation
●	We issued 30,000 shares of Class B Common Stock for services, and issued 24,000 shares of Class B Common Stock for Board compensation

We relied on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act with respect to the foregoing issuances.

Item 6.      [Reserved]

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. As of March 31, 2022, the Company views its operations and manages its business as two operating segments, Aggregates and Rail Park.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2022, the Company had cash of approximately $3,238,000 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable material, future commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of March 31, 2022, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of the long-lived assets’ capitalized cost is based primarily on estimated salvage values or alternative future uses.

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of March 31, 2022, the Company’s undiscounted reclamation obligations totaled approximately $366,000, which is expected to be settled within the next 20 years.

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

Results of Operations for the Fiscal Year Ended March 31, 2022 compared to the Fiscal Year Ended March 31, 2021

	Years ended March 31,
	2022	2021
Revenue	$2,777,950	$680,225
Cost of goods sold	2,371,109	699,087
Gross profit	406,841	(18,862)
Selling, general and administrative	11,650,453	12,132,761
Loss from operations	(11,243,612)	(12,151,623)
Gain on sale of assets	4,798,291	6,417,744
Debt Forgiveness	438,500	—
Interest expense, net	(644,636)	(799,072)
Loss before income tax provision	(6,651,457)	(6,532,951)
Income tax expense	—	—
Net loss from continuing operations	(6,651,457)	(6,532,951)
Net Income (loss) from discontinued operations	400,000	(1,393,530)
Net Loss	$(6,251,457)	$(7,926,481)

Revenues

Revenues for the year ended March 31, 2022 were $2,777,950, compared to revenues of $680,225 for the same period in the year ended March 31, 2021.  The increase in revenues from the prior year is primary the result of a supply contract for construction aggregates in the third quarter of fiscal year 2022.

Cost of Goods Sold

Cost of goods sold for the year ended March 31, 2022, was $2,371,109, compared to $699,087 for the year ended March 31, 2021.  The increase in cost of goods sold was primarily the result of the supply contract noted above.

Selling, general and administrative

Selling, general and administrative expenses for the year ended March 31, 2022 were $11,650,453, compared to selling, general and administrative expenses for the year ended March 31, 2021 of $12,132,761. Selling, general and administrative expenses consisted of corporate overhead costs related to payroll and associated benefits, consulting services from related parties, public company costs and depreciation and amortization.  The decrease is primarily related to the Company managing selling, general and administrative costs as we continue to operate in a development stage.

Interest expense, net

Interest expense, net decreased as a result of a decrease in average outstanding debt balance during the year.

Liquidity and Capital Resources

As of March 31, 2022, we had current assets of $6,608,667, total current liabilities of $4,103,971 and working capital of $2,504,696. We have incurred an accumulated loss of $63,810,756 since inception.

In past years, the Company funded operations by using cash proceeds received through the issuance of common and preferred stock and proceeds from debt financing. However, several significant transactions have occurred over the last 18 months that have positively impacted the net financial position of the Company and strengthened its financial position and its ability to meet future obligation over the next 12 months without a need to raise additional funds as it has traditionally been required to do. These include:

1.	Rail Park FDP and Final Plat were unanimously approved by the Adams County Board of County Commissioners on September 1, 2020, paving the way for lot sales and construction.
2.	On January 14, 2021, the Company sold an 83-acre lot to a Fortune 500 company for a gross sales price of $9.1M. This purchase was the first of twelve available lots in the Rail Park. Lot sales will be a primary source of cash inflows for the Company with significant interest from many potential light and heavy industrial tenants.
3.	The RMRP Metro District bond offering closed on April 15, 2021, raising total proceeds of approximately $65.2M. These bond proceeds will fund the public infrastructure costs of the Rail Park. Total Rail Park project costs have been budgeted at between $60M and $75M of which approximately 75% is considered public infrastructure and therefore not an obligation of the Company. The Company is responsible for the remaining approximately 25%.
4.	Construction on the south parcels of the Rail Park (approximately 150 acres) began in April 2021. The Company has in place a construction loan facility of $12M to fund it portion of construction costs (i.e., those not funded with Metro District bond proceeds).
6.	In September 2021, the Company sold its water rights underlying the Rail Park, to the Metro District for approximately $5.9M.
7.	In May 2022, the Company closed on a construction loan facility of $21M and a working capital facility of $2M to provide for its developer portion of the infrastructure costs of the Rail Park.

Off-Balance Sheet Arrangements

None.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.      Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page 37.

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weakness discussed below.

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

Material Weakness and Related Remediation Initiatives

Our principal executive officer and principal financial officer concluded that as of March 31, 2022, due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls.

It is reasonably possible that, if not remediated, this material weakness could result in a material misstatement in our reported financial statements in a future annual or interim period. We are developing an action plan for this material weakness, which involves hiring additional qualified accounting personnel. We are uncertain at this time of the costs required to remediate the material weakness.

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

Changes in Internal Control over Financial Reporting

The following change in our internal control over financial reporting will materially affect, or is reasonably likely to materially affect, our internal control over financial reporting. The Company employed a dedicated Chief Financial Officer in March 2021. Part of the role of the Chief Financial Officer is to address the Company’s compliance with new accounting pronouncements and to work to implement and establish applicable controls and processes within the organization. In addition, the Company has added qualified accounting personnel during the current fiscal year.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Chad Brownstein	49	Non-Executive Chairman
Gregory Dangler	40	Non-Executive Vice Chairman
Adrian Fairbourn	52	Director
Barry Munitz	80	Director
Brandon Pilot	31	Director
Brian Fallin	48	Chief Executive Officer
Brian Aratani	61	Chief Financial Officer

Chad Brownstein is our Chairman of the Board of Directors. He is responsible for board oversight of the RMI corporate strategy . Mr. Brownstein has been Director of the Company since 2014. Since 2008, Mr. Brownstein has been a partner at Rocky Mountain Resource, a natural resource operating and investment company, and/or its predecessors or affiliates. Mr. Brownstein attended Columbia Business School and received his B.A. from Tulane University. We believe Mr. Brownstein’s extensive experience with investments and acquisitions will bring value to the Company as we seek to enhance our business.

Gregory Dangler Mr. Dangler has served as a Director of the Company since 2014. Mr. Dangler was responsible for the day-to-day operations and corporate financial strategy of the Company. Since 2008, Mr. Dangler has been a partner at Rocky Mountain Resource Holdings and/or its predecessors or affiliates. Previously, from 2012-2014, Mr. Dangler held multiple positions, including Chief Restructuring Officer at Prospect Global Resources, a natural resource development company. Prior to that, in 2009, Mr. Dangler founded a venture-backed technology company. As the chief executive of that company, he raised institutional capital and expanded the company’s global presence with operating interests in Africa and South America. From 2006 to 2007, Mr. Dangler was an associate with ITU Ventures, a venture capital firm, making venture and growth investments. While with ITU, Mr. Dangler executed private and public equity transactions, directed M&A activity, and provided strategic support to portfolio companies. In 2000, Mr. Dangler began his career in the U.S. Air Force and by 2004 was managing complex infrastructure projects. Mr. Dangler received a B.S. in Mechanical Engineering from the United States Air Force Academy and an M.B.A. from the University of Southern California’s Marshall School of Business. We believe Mr. Dangler’s knowledge and experience in the industrial resources industry and with emerging growth companies will help to further the Company’s goals and business efforts.

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

Legal fees paid by the Company to Brownstein Hyatt Farber Schreck, LLP in the year ended March 31, 2022, were $12,682.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to all Company directors, officers and employees which is available upon written request to the Company at c/o Rocky Mountain Industrials, Inc., 6200 South Syracuse Way Suite 450, Greenwood Village, Colorado 80111.

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

In carrying out its responsibilities, the Board will consider candidates suggested by shareholders. If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the directors must be sent to the Board of Directors, c/o Rocky Mountain Industrials, Inc., 6200 South Syracuse Way Suite 450, Greenwood Village, Colorado 80111.

During the year ended March 31, 2022, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Item 11.   Executive Compensation

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and directors for all services rendered in all capacities to our Company for the fiscal years ended March 31, 2022 and 2021:

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and Non-
							Qualified
						Non-equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($) (3)	($)
Chad Brownstein	2022	75,000						420,000	495,000
(1)Non-Executive Board Chairman	2021	59,375						420,000	479,375
Gregory Dangler	2022	75,000						420,000	495,000
(2)Non-Executive Vice Chairman	2021	59,375						420,000	479,375
Brian Fallin	2022	200,000	90,000						290,000
Chief Executive Officer	2021	41,667							41667
Brian Aratani	2022	200,000	45,000						245,000
Chief Financial Officer	2021	12,879							12,879

(1)	Mr Brownstein was CEO during the fiscal Year ended March 31, 2020
(2)	Mr Dangler was President during the fiscal Year ended March 31, 2020 and through January 2021
(3)	For Mr. Dangler, compensation is related to his consultancy agreement and Mr. Brownstein, compensation as Non-Executive Board Chairman

On October 15, 2014, RMR IP (now known as RMR Logistics, Inc. (RMRL)), the Company’s subsidiary, entered into consulting agreements with each of Gregory Dangler, who is our current President, and Chad Brownstein, who is our current Chief Executive Officer, pursuant to which each of Mr. Dangler and Brownstein would provide services related to their roles as executive officers of the Company. The Company has accrued $1,367,500 for unpaid officers’ compensation expense in accordance with such consulting agreements through March 31, 2022. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

On October 15, 2014, RMRL entered into consulting agreements with each of Principio Management LLC, which holds 9,499,657 shares of Class A Common Stock of the Company (26.55%), and 77727111, LLC, which holds 10,791,701 shares of Class A Common Stock of the Company (30.16%), relating to certain services provided by each of these entities. Mr. Dangler is the sole owner of Principio Management LLC and Mr. Brownstein is the sole owner of 77727111, LLC.

On January 31, 2020 the consulting agreement entered into on October 15, 2014 between Chad Brownstein and the Company was terminated. On January 31, 2020 the board resolved to pay Chad Brownstein monthly compensation of $35,000 a month for his services as Non-Executive Board Chairman.

On January 31, 2020, the Company entered into an employment agreement with Chad Brownstein for his Non-Executive services provided to the Company. The employment contract may be terminated at any time.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
			Equity Incentive Plan
	Number of Securities	Number of Securities	Awards: Number of
	Underlying	Underlying	Securities Underlying
	Unexercised Options	Unexercised Options	Unexercised Unearned	Option Exercise	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	Options (#)	Price ($)	Date
Chad Brownstein	0	0	0	—	—
Gregory Dangler	0	0	0	—	—

(1)	No options or other equity awards have been issued to Mr. Brownstein or Mr. Dangler.

Director Compensation

The following table sets forth with the compensation paid to our non-management directors in the fiscal year ended March 31, 2022.

Qualified
	Fees Earned			Non-Equity	Deferred
	or Paid in		Option	Incentive Plan	Compensation	All Other
	Cash	Stock Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)	($)	($)	($)	($)
Adrian Fairbourn	—	200,000	—	—	—	—	200,000
Barry Munitz	—	200,000	—	—	—	—	200,000
Brandon Pilot	—	—	—	—	—	—	—

1)	Represents the estimated grant date fair value of the 8,000 restricted shares granted to each of the directors named in the table during the year ended March 31, 2022.

We have no pension, annuity, bonus, insurance, profit sharing, or similar benefit plans. No stock options or stock appreciation rights have been granted to any of our directors or executive officers; none of our directors or executive officers exercised any stock options or stock appreciation rights; and none of them hold unexercised stock options.

Outstanding Equity Awards

As of March 31, 2022, there were 353,185 shares of stock awards outstanding for our directors and officers.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information with respect to the beneficial ownership of our Class A Common Stock and Class B Common Stock as of March 31, 2022, for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Class A Common Stock or Class B Common Stock. Unless otherwise specified below, the address of each of the persons listed in the table below is c/o Rocky Mountain Industrials, Inc., 6200 South Syracuse Way, Suite 450, Greenwood Village, Colorado 80111.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

	Class of	Shares		Percentage
Name and Address of	Common	Beneficially		Beneficially
Beneficial Owner (1)	Stock (2)	Owned		Owned (3)
Directors and Executive Officers

Chad Brownstein, Non-Executive Chairman, Director	Class A	10,791,701	(5)	30.16%
	Class B	531,176	(5)	10.91%

Gregory Dangler, Non-Executive Vice Chairman, Director	Class A	9,499,657	(4)	26.55%
	Class B	338,823	(4)	6.96%

Adrian Fairbourn, Director	Class B	78,333		1.61%

Barry Munitz, Director	Class B	322,853	(7)	6.63%

Brandon Pilot, Director	Class B	—		0.00%

Officers and Directors as a Group	Class A	20,291,358		56.70%
	Class B	1,634,870		33.59%
5% Shareholders
Legado Del Rey, LLC	Class A	15,494,500	(6)	43.30%

Rebellion Asset Holdings, LLC	Class A	9,499,657	(4)	26.55%
	Class B	338,823	(4)	6.96%

77727111, LLC	Class A	10,791,701	(5)	30.16%
	Class B	531,176	(5)	10.91%

The Munitz Family Trust	Class B	322,853	(7)	6.63%

Mitchell C. Milias	Class B	512,333		10.53%

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
(2)	The Company has Class A Common Stock and Class B Common Stock. The holders of Class A Common Stock have the right to vote on all matters on which stockholders have the right to vote. The holders of Class B Common Stock have the right to vote solely on matters where the vote of such holders is explicitly required under Nevada law, such as an approval of a plan of merger, exchange or conversion, an increase or decrease in the number of authorized shares of a class or series of stock in certain circumstances, and other situations as required by Nevada law where the rights, preferences or limitations of such holders are adversely impacted. On matters which the applicable class of stockholders have the right to vote, each Class A Common Stock and Class B Common Stock shall be entitled to one vote per share. The class A shares convert to class B shares on a 20:1 basis upon the finalization of the Company up-listing on an applicable stock exchange.
(3)	Based on 35,785,858 shares of Class A Common Stock and 4,866,832 shares of Class B Common Stock outstanding as of March 31, 2022.
(4)	Mr. Gregory M. Dangler is the indirect owner of 9,499,657 shares of Class A Common Stock and 338,823 shares of Class B Common Stock, which are directly held by Rebellion Asset Holdings LLC . The business address of Rebellion is 4601 DTC Blvd., Suite 130, Denver, CO 80237. The principal business of Rebellion is to provide management consulting services. Mr. Dangler is the managing member owner of Rebellion and has sole voting and dispositive power over the shares held by Rebellion. Rebellion and 77727111, LLC (see note (5) below) have agreed to vote together on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by Rebellion, it would be entitled to 474,983 shares of Class B Common Stock, on a post-reverse-split basis. The beneficial ownership of Mr. Dangler as shown in the “Directors and Officers” table above includes the shares owned by Rebellion as shown in the “5% Shareholders” table above.
(5)	Mr. Chad Brownstein is the indirect owner of 10,791,701 shares of Class A Common Stock and 531,176 shares of Class B Common Stock, which are directly held by 77727111, LLC. The business address of 77727111, LLC is 9301 Wilshire Blvd, Suite 312, Beverly Hills, CA 90210. The principal business of 77727111, LLC is to provide management consulting services. Mr. Brownstein is the managing member of 77727111, LLC and has sole voting and dispositive power over the shares held by 77727111, LLC.Rebellion and 77727111, LLC have agreed to vote together on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by 77727111, LLC, it would be entitled to 539,585 shares of Class B Common Stock, on a post-reverse-split basis. The beneficial ownership of Mr. Brownstein as shown in the “Directors and Officers” table above includes the shares owned by 77727111, LLC as shown in the “5% Shareholders” table above.
(6)	The business address of Legado Del Rey, LLC is 121 South Beverly Dr., Beverly Hills, CA 90212. The principal business of Legado Del Rey, LLC is to act as a family office. Edward Czuker is the manager of Legado Del Rey, LLC and has sole voting and dispositive power over the shares held by this entity.
(7)	Barry Munitz is the trustee of The Munitz Family Trust and has sole voting and dispositive power over the shares held by this entity.

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

The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is 2,458,960 shares as of March 31, 2022. Our Board of Directors currently serves as the administrator of the Plan. As of March 31, 2022 1,543,174 shares have been issued under the plan.

			Number of Securities
			Remaining Available for
	Number of Securities to be		Future Issuance under Equity
	Issued upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options, Warrants	Price of Outstanding Options,	(excluding securities reflected
	and Rights	Warrants and Rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (Options)	200,000	$6.34	—
Equity Compensation Plans Approved by Security Holders (Restricted Stock)	1,343,174	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,543,174	$6.34	915,786

Restricted Stock Awards

During the year ended March 31, 2022, the Company granted 250,500 shares of restricted stock under the 2015 Plan and 125,000 shares of restricted stock have been forfeited. The shares vest over a period between two and four- years from the grant date provided that the award recipient continues to be employed by us through each of those vesting dates.

Stock Options

The Company grants non-qualified stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates, and expire ten years from the date of grant. During the year ended March 31, 2022, the Company did not grant any stock options. As of March 31, 2022, 200,000 stock options remain outstanding and are fully vested.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Brownstein Hyatt Farber Schreck, LLP, whose Chairman of the Board, Norman Brownstein, is the father of our Chairman of the Board, provides services to the Company. Legal fees paid by the Company to Brownstein Hyatt Farber Schreck, LLP in the year ended March 31, 2022 and 2021 were $12,682 and $266,050, respectively.

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

Director Independence

During the fiscal year ended March 31, 2022, we had three independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc. and the Securities and Exchange Commission.

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

Item 14.   Principal Accounting Fees and Services

The following table sets forth all fees we incurred in connection with professional services rendered by our independent registered public accounting firm, BF Borgers CPA PC during the fiscal years ended March 31:

Fee Type	2022	2021
Audit Fees	$191,000	$52,400
Tax Fees	—	1,600
All Other Fees	—	—
	$191,000	$54,000

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

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Certification of Designations, Preferences and Rights of Series A Preferred Stock Dated April 15, 2021 (incorporated by reference to our Current Report on Form 10-K filed on April 30, 2021).

3.4	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015).

3.5	Terms and conditions of equity instruments (filed herewith)

10.1	Loan agreement dated May 30, 2022, between Rail Land Company LLC and Pacific Western Bank (filed herewith)

10.2	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.6	Employment Agreement dated 2-1-2020 Between Chad Brownstein and Rocky Mountain Industrials, Inc.

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

Rocky Mountain Industrials, Inc.

Dated: June 8, 2022	By:	/s/ Brian Fallin
Brian Fallin
Chief Executive Officer

Dated: June 8, 2022	By:	/s/ Brian H. Aratani
Brian H. Aratani
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this A report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 8, 2022	By:	/s/ Brian Fallin
Brian Fallin, Chief Executive Officer

Dated: June 8, 2022	By:	/s/ Chad Brownstein
Chad Brownstein, Non-Executive Board Chairman

Dated: June 8, 2022	By:	/s/ Gregory Dangler
Gregory Dangler, Executive Vice-Chairman

Dated: June 8, 2022	By:	/s/ Adrian Fairbourn
Adrian Fairbourn, Director

Dated: June 8, 2022	By:	/s/ Barry Munitz
Barry Munitz, Director

Dated: June 8, 2022	By:	/s/ Brandon Pilot
Brandon Pilot, Director

Item 8.      Financial Statements and Supplementary Data

ROCKY MOUNTAIN INDUSTRIALS, INC.

INDEX TO FINANCIAL STATEMENTS

March 31, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Rocky Mountain Industrials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Mountain Industrials, Inc. as of March 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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
June 8, 2022

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2022	2021
ASSETS
Current assets
Cash	$3,238,377	$1,621,822
Accounts receivable	127,458	71,555
Other receivables	2,538,444	3,404,010
Inventory	24,974	—
Prepaid expenses	679,414	588,340
Assets held for sale	—	5,000
Total current assets	6,608,667	5,690,727

Property, plant, and equipment, net	2,444,821	2,672,661
Land under development	6,973,634	6,929,630
Right of use asset	—	241,868
Asset retirement obligation, net	71,124	75,984
Other intangibles, net	52,967	64,933
Restricted cash	185,514	185,325
Deposits and other assets	121,128	111,178
Total assets	$16,457,855	$15,972,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,104,430	$610,216
Accrued liabilities	196,214	647,180
Accrued liabilities, related party	1,367,500	1,311,250
Dividends payable	1,200,709	1,008,942
Debt due within one year	235,118	4,474,082
Liabilities held for sale	—	423,853
Total current liabilities	4,103,971	8,475,523

Debt due after one year	5,167,825	952,059
Lease liability	—	241,868
Accrued reclamation liability	131,552	119,593
Total liabilities	9,403,348	9,789,043

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 shares issued and outstanding on March 31, 2022 and March 31, 2021	4,827,000	4,827,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 issued and outstanding on March 31, 2022 and March 31, 2021	1,950,000	1,950,000
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 issued and outstanding on March 31, 2022 and March 31, 2021	5,075,140	5,075,140
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on March 31, 2022 and March 31, 2021	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,866,832 and 4,687,332 shares issued and outstanding on March 31, 2022 and March 31, 2021, respectively	4,868	4,688
Additional paid-in capital	58,972,469	51,658,183
Accumulated deficit	(63,810,756)	(57,367,534)
Total stockholders’ equity	7,054,507	6,183,263
Total liabilities and stockholders’ equity	$16,457,855	$15,972,306

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2022	2021

Revenue	$2,777,950	$680,225
Cost of goods sold	2,371,109	699,087
Gross profit	406,841	(18,862)
Selling, general and administrative (includes depreciation, depletion and amortization of $292,634 in 2022 and $304,755 in 2021)	11,650,453	12,132,761
Loss from operations	(11,243,612)	(12,151,623)
Gain on sale of assets	4,798,291	6,417,744
Debt Forgiveness	438,500	—
Interest income (expense), net	(644,636)	(799,072)
Loss before income tax provision	(6,651,457)	(6,532,951)
Income tax expense	—	—
Net Loss from continuing operations	(6,651,457)	(6,532,951)

Net Income (loss) from discontinued operations, net of tax	400,000	(1,393,530)

Net Loss	$(6,251,457)	$(7,926,481)

Earnings (loss) per shares - continuing operations - basic and diluted	$(1.01)	$(1.02)

Earnings (loss) per shares - discontinued operations - basic and diluted	$0.06	$(0.22)

Earnings (loss) per shares - basic and diluted	$(0.98)	$(1.37)

Weighted average shares outstanding - basic and diluted	6,595,712	6,404,685

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Preferred Stock
	Class A		Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2020	35,785,858	$35,786	4,840,919	$5,277	43.27	$4,327,000	—	$—	—	$—	$49,276,203	$(48,572,143)	$5,072,123
Issuance of Series A-1 Preferred shares for services	—	—	—	—	5	500,000	—	—	—	—	—	—	500,000
Series A-2 Preferred shares issued to settle preferred shares debt	—	—	—	—	—	—	2.00	200,000	—	—	—	—	200,000
Series A-2 Preferred shares issued to settle note payable	—	—	—	—	—	—	2.50	250,000	—	—	—	—	250,000
Issuance of Series A-2 Preferred shares	—	—	—	—	—	—	14.95	1,500,000	—	—	—	—	1,500,000
Exchange of Class B Common Stock for Series A-3 Preferred Shares	—	—	(338,343)	(338)	—	—	—	—	50.75	5,075,140	(5,074,802)	—	—
Issuance of restricted Class B Common Stock for compensation	—	—	444,456	445	—	—	—	—	—	—	(444)	—	1
Issuance of Class B Common Shares upon exercise of warrants	—	—	60,000	61	—	—		—	—	—	749,939	—	750,000
Issuance of Class B common shares for services	—	—	40,300	40	—	—	—	—	—	—	1,007,460	—	1,007,500
Forfeiture of common stock	—	—	(384,000)	(385)	—	—	—	—	—	—	385	—	—
Issuance of restricted Class B Common Stock for Board compensation	—	—	24,000	24	—	—	—	—	—	—	(24)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5,699,030	—	5,699,030
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(868,910)	(868,910)
Other	—	—	—	(436)	—	—	—	—	—	—	436	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,926,481)	(7,926,481)
Balance, March 31, 2021	35,785,858	35,786	4,687,332	4,688	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	51,658,183	(57,367,534)	6,183,263
Issuance of restricted Class B Common Stock for compensation	—	—	250,500	251	—	—	—	—	—	—	(251)	—	—
Issuance of Class B common shares for services	—	—	30,000	30	—	—	—	—	—	—	749,970	—	750,000
Forfeiture of common stock	—	—	(125,000)	(125)	—	—	—	—	—	—	125	—	—
Issuance of restricted Class B Common Stock for Board compensation	—	—	24,000	24	—	—	—	—	—	—	(24)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,564,466	—	6,564,466
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(191,765)	(191,765)
Net loss	—	—	—	—	—	—		—	—	—	—	(6,251,457)	(6,251,457)
Balance, March 31, 2022	35,785,858	$35,786	4,866,832	$4,868	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$58,972,469	$(63,810,756)	$7,054,507

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2022	2021
Cash flow from operating activities:
Net loss	$(6,251,457)	$(7,926,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating and investing cash flows (used in) for discontinued operations	(418,853)	2,625,152
Depreciation, depletion and amortization expense	292,634	304,755
Stock-based compensation	6,564,466	6,074,015
Gain/loss on sale of assets	(4,774,841)	(6,417,744)
Amortization of debt discount	90,443	630,053
Accretion expense	11,959	10,892
Debt forgiveness	(438,500)	—
Changes in operating assets and liabilities:
Accounts receivable	(55,903)	8,625
Other receivables	865,566	(3,404,010)
Inventory	(24,974)	9,520
Prepaid expenses	(91,074)	(199,387)
Restricted cash	185,325	32,175
Deposits and other assets	(195,464)	(54,393)
Accounts payable	494,214	(613,779)
Accrued liabilities	(442,060)	215,047
Accrued liabilities, related parties	56,250	101,250
Other	1	—
Net cash used in operating activities	(4,132,268)	(8,604,310)

Cash Flows from Investing Activities:
Investment in land under development	(5,981,968)	(1,333,784)
Reimbursement of land under development cost from Metro District	6,572,108	—
Proceeds from sale of water rights and asset disposals	4,900,180	7,639,090
Purchase of property, plant and equipment	(57,451)	(38,279)
Net cash provided by investing activities	5,432,869	6,267,027

Cash Flows from Financing Activities:
Proceeds from note payable	3,709,496	5,160,370
Repayment of debt	(3,200,697)	(3,485,615)
Deferred financing cost	(192,845)	(22,890)
Proceeds from issuance of Class B common stock	—	750,000
Proceeds from issuance of Series A-2 Preferred shares	—	1,500,000
Net cash provided by financing activities	315,954	3,901,865

Net increase in cash	1,616,555	1,564,582
Cash at beginning of period	1,621,822	57,240
Cash at end of period	$3,238,377	$1,621,822

Restricted cash at beginning of period	$185,325	$217,500
Decrease in collateral requirement	—	(32,175)
Increase in surety bond	189	—
Restricted cash at end of period	$185,514	$185,325

Supplemental cash flow information:
Cash paid for interest	$544,054	$248,805
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MARCH 31, 2022 and 2021

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

Through our wholly owned subsidiary, RMR Aggregates, Inc. (“RMR Aggregates”), we operate the Mid-Continent Quarry in Garfield County, Colorado, producing chemical-grade calcium carbonate that currently services local and regional customers in a variety of end markets, including but not limited to mining, manufacturing, construction, and agriculture.

Through our wholly owned subsidiary, Rail Land Company, LLC (“Rail Land Company”), we are also actively developing Rocky Mountain Rail Park (the “Rail Park”), a dedicated rail-served industrial business park serving the greater Denver market. The Company’s development of the Rail Park is intended to expand the customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services.

On April 26, 2019, RMR Logistics, Inc. (“RMR Logistics”), a wholly owned subsidiary, entered into an asset purchase agreement with H2K, LLC, a Colorado limited liability company (“the Seller”) pursuant to which RMR Logistics acquired the Seller’s trucking assets. In April 2020, the Company began the shutdown of substantially all the operations of RMR Logistics with the closure of its Wellington, Colorado location and the disposal of its operational assets through auction.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for the fiscal year ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for annual financial information in accordance with Securities and Exchange Commission (SEC) regulations. The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiaries, where intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Performance obligations are contractual promises to transfer or provide a distinct good or service for a stated price. The Company’s product sales agreements are single-performance obligations that are satisfied at a point in time.The Company recognizes revenue from product sales when it satisfies its performance obligation of transferring the control of products to the customer.

Revenue includes product sales of limestone, aggregate materials and other transportation charges to customers, net of discounts, allowances or taxes, as applicable. The Company has elected to account for transportation charges as fulfillment activities and not as promised goods or services, therefore these activities are not separate performance obligations.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. As of March 31, 2022, the Company views its operations and manages its business as two operating segments, Aggregates and Rail Park development.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2022, the Company had cash of $3,238,377 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Restricted Cash

As of March 31, 2022, the Company has $185,514 in restricted cash that is contractually obligated to be held on behalf of the Bureau of Land management to be held for the rehabilitation costs of the Mid-Continent Quarry and conclusion of the mining at this location.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. Accounts receivable primarily includes amounts due from customers for sales of aggregates are reported net of an allowance for credit losses. The Company adopted the current expected credit loss (“CECL”) model as of April 1, 2021, and evaluates its receivables accounts for uncollectibility. An allowance for credit losses is generally calculated based on historical collection experience, the counterparty's creditworthiness and consideration of current and future economic events. The allowance for credit losses as of March 31, 2022, is not material to the consolidated financial statements. Prior to the adoption of CECL, an allowance for doubtful accounts was recorded based on historical collections experience. The allowance for doubtful accounts as of March 31, 2021, is not material to the consolidated financial statements.

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

Depletion of acquired mineral properties is determined pursuant to a unit-of-extraction method which provides for depletion of such costs over the productive life of the mineral properties. The unit-of-extraction rate is determined by computing the production for the period as a percentage of total estimated and recoverable limestone as of that period. Significant judgement is involved in the determination of the estimate of total recoverable limestone in the unit-of-extraction method. Our internal engineering estimates of total estimated and recoverable limestone is a key component in determination of the unit-of-extraction rate. Our estimates of the recoverable limestone may change, possibly in the near term, resulting in changes to depletion rates in future periods. During the years ended March 31, 2022 and 2021, depletion of mineral properties was approximately $6,900 and $6,700, respectively.

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Regulation S-K 1300 as such the Company expenses any development costs as incurred.

Land Under Development

Land under development is recorded at cost. Significant improvements are capitalized. These costs relate to the ongoing development of the Rail Park.

Lease Obligations

The Company determines if a contractual arrangement represents or contains a lease at inception. Operating leases are included in right of use assets and lease liabilities in the Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment, net and current and non-current Lease and other financing obligations in the Consolidated Balance Sheets.

Operating and finance lease right-of-use ("ROU") assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. Leases acquired in a business combination are also measured based on the present value of the remaining leases payments, as if the acquired lease were a new lease at the acquisition date. When the rate implicit to the lease cannot be readily determined, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. Operating lease ROU assets also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Deposits

Deposits consist of a security deposit in connection with various office leases.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable material, future commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of March 31, 2022, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of the long-lived assets’ capitalized cost is based primarily on estimated salvage values or alternative future uses.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $5,618,678 and $5,881,033 as of March 31, 2022 and March 31, 2021, respectively.

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

Reclassification

Certain amounts in the prior year have been reclassified to conform to the 2022 presentation.

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

Carrying amounts of major classes of assets and liabilities included in discontinued operations are comprised of the following as of:

	March 31,
	2022		2021

Other noncurrent assets	$		$5,000
Total assets held for sale		$—	$5,000

Accounts payable and accrued liabilities	$		$23,853
Debt			400,000
Total liabilities held for sale		$—	$423,853

Major line items comprising net loss from discontinued operations are comprised of the following:

	Years Ended March 31,
	2022	2021
Revenue	$—	$122,665
Cost of goods sold	—	(199,004)
	—	(76,339)

Loss on Sales of Fixed Assets	—	(887,670)
Selling, general and administrative (including depreciation and amortization)	—	(371,044)
Interest expense, net	—	(58,477)
Other Income (debt forgiveness)	400,000	—
Net income (loss) from discontinued operations	$400,000	$(1,393,530)

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

3. INVENTORY

Inventory, as of March 31, 2022 and for which there was none as of March 31, 2021, is valued at the lower of cost (average) or market.

March 31,
2022

Blasted Rock	$24,974
Packaging	—
Total	$24,974

4. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	March 31,
	2022	2021
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,235,684	1,229,988
Mining Equipment	336,934	336,934
Mobile Equipment	878,911	844,664
Other	78,974	78,973
Total	4,007,972	3,968,028
Less: Accumulated Depreciation	(1,563,151)	(1,295,367)
Property, plant and equipment, net	$2,444,821	$2,672,661

Depreciation
	Years	rate
Mill Equipment	3 – 15	6.7% - 33.3%
Mining Equipment	2 – 15	6.7% - 50.0%
Mobile Equipment	5 – 12	8.3% - 20.0%
Office Equipment	2 – 3	33.3% - 50.0%

5. NOTES PAYABLE

On July 24, 2020, Rail Land Company executed a Term Loan Promissory Note, primarily secured by the underlying property of the Rail Park (“Secured Promissory Note”), with a private lender for $2,500,000. The Secured Promissory Note was due to mature on July 31, 2021, and accrues interest at 10% per annum. RMI is a guarantor of the Secured Promissory Note.

On March 5, 2021, Rail Land Company refinanced the Secured Promissory Note and executed a note that provides for a total credit facility of $12,189,000. The refinanced Secured Promissory Note remains secured by underlying property of the Rail Park and RMI remains a guarantor. The maturity date of the refinanced Secured Promissory Note is March 5, 2022, and accrues interest at 12% per annum. The terms of the refinanced Secured Promissory Note provides for a mandatory principal reduction in the event of a sale or lease of any lot that is part of the Rail Park. Such mandatory repayment equals 50% of net sales price of any lot sold or, 50% of any net lease payments received for any lot leased. The refinanced Secured Promissory Note provides for a release fee wherein, in addition to mandatory principal reduction upon the sale of lots, a release fee equal to 5% of gross proceeds from the sale of lots, or 10% of gross annual lease payment for lots leased, will be payable, up to a maximum of $2,250,000, in exchange for the private lender releasing the lien on the respective sold or leased lot. The refinanced Secured Promissory Note provides for the option to extend the maturity date of the refinanced Secured Promissory Note for up to twelve months in exchange for a $121,890 payment. In addition to the payment, the release fee maximum amount will increase by $250,000 if the option to extend the maturity is exercised. A $450,000 release fee payment was made in the quarter ended March 31, 2021, as a result of a lot sale. Consequently, the maximum release fee payment amount has been reduced to $1,800,000 as of March 31, 2021. The release fee amount was further reduced by approximately $1,050,000, utilizing proceeds from the Water Rights Sale (see Note 10)

In February 2022, the Company exercised its option to extend the secured Promissory Note to September 1, 2022, in exchange for a loan fee of approximately $61,000. Subsequent to March 31, 2022, the Second Promissory Note was refinanced with a new Promissory note on a long term basis (see Note 12).

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

	March 31,		Effective
	2022	2021	Interest Rate	Maturity Date
Equipment Loan	$47,957	$122,248	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Secured promissory note	4,712,732	3,582,183	12.00%	September 1, 2022
Unsecured notes	408,864	1,250,424	10.00%	May 1, 2022
Promissory notes	290,219	337,678	1.09%	January 1, 2025
Promissory notes (PPP loan)	—	438,500	1.00%	April 20, 2022
Secured disaster loan (SBA)	158,906	150,000	3.75%	September 9, 2050
	5,618,678	5,881,033
Unamortized debt issuance cost	(215,735)	(54,892)
	5,402,943	5,826,141
Discontinued operations	—	(400,000)
Less: current portion	(235,118)	(4,474,082)
Debt due after one year	$5,167,825	$952,059

6. TRANSACTIONS WITH RELATED PARTIES

On October 15, 2014, RMR IP (now known as RMR Logistics, Inc. (RMRL)), the Company’s subsidiary, entered into consulting agreements with each of Gregory Dangler, then our current President, and Chad Brownstein, then our current Chief Executive Officer, pursuant to which each of Mr. Dangler and Brownstein would provide services related to their roles as executive officers of the Company. The Company has accrued $1,367,500 for unpaid officers’ compensation expense in accordance with such consulting agreements through March 31, 2022. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

On October 15, 2014, RMRL entered into consulting agreements with each of Principio Management LLC, which holds 9,499,657 shares of Class A Common Stock of the Company (26.55%), and 77727111, LLC, which holds 10,791,701 shares of Class A Common Stock of the Company (30.16%), relating to advisory services provided by each of these entities. Mr. Dangler is the sole owner of Principio Management LLC and Mr. Brownstein is the sole owner of 77727111, LLC.

On January 31, 2020, the consulting agreement October 15, 2014, between Chad Brownstein and the Company was terminated. On January 31, 2020, the board resolved to pay Chad Brownstein monthly compensation of $35,000 a month for his services as Non-Executive Board Chairman.

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

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock and 100,000,000 shares of Class B Common Stock. At March 31, 2022 and March 31, 2021, the Company had 35,785,858 and 4,866,832 shares issued and outstanding, and 35,785,858 and 4,687,332 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

8. SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s Board of Directors. As of March 31, 2022, there were 915,786 shares still available for future issuance under the 2015 Plan.

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

Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value (1)
Outstanding at April 1, 2021	200,000	$6.34	8.9	$—
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at March 31, 2022	200,000	$6.34	8.9	$—
Vested and expected to vest at March 31, 2022	—
Exercisable at March 31, 2022	200,000	$6.34	8.9	$—

Stock Awards

On February 26, 2015, our Board of Directors and our stockholders approved and adopted the “2015 Plan”.

The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the 2015 Plan to employees, directors and/or consultants in such awards is 2,458,960 shares as of March 31, 2022. Our Board of Directors currently serves as the administrator of the 2015 Plan. As of March 31, 2022, 1,543,174 shares have been issued under the 2015 Plan.

During the year ended March 31, 2022 the Company granted 304,500 restricted shares of Class B Common Stock, with an aggregate grant date fair value of approximately $7.6 million, to employees, directors and contractors. The restricted shares vest ratably over a three or four-year vesting period, subject to continued service. During the year ended March 31, 2022, 125,000 restricted shares of common stock were forfeited by employees.

9. INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses since inception and has a full valuation allowance on its deferred tax asset. As of March 31, 2022 and 2021, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to losses generated and uncertainties surrounding its ability to generate future taxable income. Accordingly, the net deferred tax assets have been fully reserved.

Net deferred tax assets consist of the following components:

	March 31,
	2022	2021
Deferred tax asset:
Net operating loss carryforwards	$7,939,720	$8,107,197
Stock compensation	3,457,206	1,774,733
Fixed assets	3,199	3,199
Accrued liabilities	350,490	158,265
State taxes - current	168	168
Other	15,488	11,177
Total deferred tax assets before valuation allowance	11,766,271	10,054,739

Valuation allowance	(11,752,696)	(10,038,097)
Total deferred tax assets after valuation allowance	13,575	16,642

Deferred tax liabilities:	—	—
Intangible assets	(13,575)	(16,642)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss from continuing operations as follows:

March 31, 2022
U.S. statutory income tax expense (benefit)	$(1,312,638)
Permanent Differences	(92,085)
State tax expenses	(309,876)
Change in valuation allowance	1,714,599
Income tax expense	$—

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of March 31, 2022, a valuation allowance of approximately $11.7M has been recorded to record the deferred tax asset that is more likely than not to be realized. The net change during the year in the total valuation allowance is an increase of approximately $1.7M.

The Company has federal net operating loss carry forwards of approximately $30.9M. The Company has various state net operating loss carry forwards. The determination of the state net operating loss carry forwards is dependent upon the apportionment percentages and state laws that can change from year to year and impact the amount of such carry forwards. If federal net operating loss carry forwards are not utilized, $14.8M will begin to expire in 2034. The remaining federal net operating losses of $16.1M have no expiration.

Management does not believe that there are significant uncertain tax positions in 2021 or 2020. There are no interest and penalties related to uncertain tax positions in 2021 or 2020.

The Company corrected immaterial errors in its income tax accounts primarily related to the Company's tax treatment for accrued consulting and measurement of net operating loss carryovers as of March 31, 2022. As a result of these adjustment, the Company recorded a decrease to the deferred tax asset for net operating loss carryovers in the amount of approximately $11.5M and an increase in other deferred tax assets, net, in the amount of approximately $0.3M. The adjustment only impacted the components of deferred tax disclosure included herein. This correction did not impact the consolidated balance sheets, statements of operations, statements of stockholder’s equity or statements of cash flows as of and for the years ended March 31, 2022, or 2021.

10. SEGMENT REPORTING

For the twelve months ended March 31, 2022 and 2021, the Company has two reportable segments: Aggregates and Rail Park. The Aggregates segment produces chemical grade lime for use in the aggregates market. The Rail Park segment consists of land under development to provide a rail terminal and services facility and currently has no operational activity. The Rail Park will require significant future capital investment before the segment starts generating recurring revenue.

For the year ended March 31, 2022, three customers accounted for approximately 67% (customer A), 15% (customer B) and 12% (customer C) of our consolidated revenue. As of March 31, 2022, approximately 44% of our accounts receivable were due from customer B and 50% from customer A.

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

	Year ended March 31, 2022
	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$2,777,950	$—	$—	$2,777,950
Gross profit	406,841	—	—	406,841
Selling, general and administrative	682,459	—	10,967,994	11,650,453
Property, plant and equipment, net	2,434,896	—	9,925	2,444,821
Land under development	—	6,973,634	—	6,973,634

	Year ended March 31, 2021
	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$680,225	$—	$—	$680,225
Gross profit	(18,862)	—	—	(18,862)
Selling, general and administrative	1,458,313	—	10,674,448	12,132,761
Property, plant and equipment	2,628,983	—	43,678	2,672,661
Land under development	—	6,916,724	12,906	6,929,630

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

The office lease for our current corporate offices expired in the fourth quarter ended March 31, 2022. We extended the existing corporate office lease on a month-to-month basis through May 31, 2022. In February 2022, we executed a corporate office lease for new office space with lease commencement in May 2022. The new corporate office lease is for a term of five years.

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of March 31, 2022, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2021	$119,593
Liabilities incurred	—
Accretion expense	11,959
Balance at March 31, 2022	$131,552

12. SUBSEQUENT EVENTS

In May 2022, Rail Land Company executed on a Promissory Note for a construction loan (“Construction Note”) of $21M and a Promissory Note for a revolving line of credit (“Line of Credit”) of $2M with a bank to provide for the developer portion of infrastructure costs of the Rail Park. A portion of the $21M Construction Note was used to repay the Secured Promissory Note (see Note 5). The Construction Note is secured by the underlying property of the Rail Park and RMI is guarantor. The Line of Credit is secured by amounts owned to Rail Land Company from the District for submitted pay applications. The Construction Note and Line of Credit incur interest at prime rate plus 2.25% and each have maturity dates of May 20, 2024. The initial interest rate is 6.25%.

Net proceeds from the sale of Rail Park lots shall be used to reduce the then outstanding principal balance of the Construction Note at a rate of eighty five percent (85%) of net proceeds of the first lot sale and seventy five percent (75%) of net proceeds from subsequent lot sales. Distribution or dividends of Rail Land Company to any of its members or other legal beneficial owner may not be paid without the consent of the bank. Rail Land Company is to maintain a minimum cash balance with the bank of $1M, tested quarterly.