Form 10-Q
period 2022-06-30
Rocky Mountain Industrials, Inc.
filed 2022-08-03
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

6200 South Syracuse Way, Suite 450

Greenwood Village, CO 80111

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

As of August 3, 2022, the registrant had 35,785,858 shares of Class A Common Stock, 4,868,832 shares of Class B Common Stock outstanding and 118.5 shares of Preferred Stock outstanding.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements.” Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “estimates,” “intends,” “plan” “expects,” “may,” “will,” “should,” “predicts,” “anticipates,” “continues,” or “potential,” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, achievements, or industry results, expressed or implied by such forward-looking statements. Such uncertainties and risks include those discussed in the “Risk Factors” and similar sections of our Annual Report on Form 10-K for the year ended March 31, 2022 and our other filings with the Securities and Exchange Commission, all of which are incorporated by reference herein. Forward-looking statements appear in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report.

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

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

AND USE OF CERTAIN MINING TERMS

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Regulation S-K 1300, Disclosure by RegistrantsEngaged or to be Engaged in Mining Operations (“S-K 1300”), because we do not have mineral reserves as defined under S-K 1300. Mineral reserves are defined in S-K 1300 as that part of a measured mineral resource which can be economically and legally extracted or produced at the time of the mineral reserve determination. The establishment of a mineral resource under S-K 1300 is, among other things, a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled. Since we have no mineral reserves as defined in S-K 1300, we have not exited the exploration stage and continue to report our financial information as an exploration stage entity as required under relevant accounting principles. We will remain an exploration stage company under S-K 1300 until such time as we demonstrate mineral reserves in accordance with the criteria in S-K 1300.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2022	2022
ASSETS
Current assets
Cash	$2,632,654	$3,238,377
Accounts receivable	73,692	127,458
Other receivables	1,304,734	2,538,444
Inventory	30,849	24,974
Prepaid expenses	937,747	679,414
Total current assets	4,979,676	6,608,667

Property, plant, and equipment, net	2,390,661	2,444,821
Land under development	8,921,225	6,973,634
Right of use asset	475,028	—
Asset retirement obligation, net	69,909	71,124
Other intangibles, net	49,975	52,967
Restricted cash	185,530	185,514
Deposits and other assets	121,128	121,128
Total assets	$17,193,132	$16,457,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,093,232	$1,104,430
Accrued liabilities	189,835	196,214
Accrued liabilities, related party	1,487,500	1,367,500
Dividends payable	1,335,878	1,200,709
Debt due within one year	76,480	235,118
Total current liabilities	6,182,925	4,103,971

Debt due after one year	5,514,267	5,167,825
Lease liability	483,741	—
Accrued reclamation liability	134,761	131,552
Total liabilities	12,315,694	9,403,348

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 shares issued and outstanding on June 30, 2022 and March 31, 2022	4,827,000	4,827,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 issued and outstanding on June 30, 2022 and March 31, 2022	1,950,000	1,950,000
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 issued and outstanding on June 30, 2022 and March 31, 2022	5,075,140	5,075,140
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on June 30, 2022 and March 31, 2022	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,866,832 shares issued and outstanding on June 30, 2022 and March 31, 2022	4,868	4,868
Additional paid-in capital	59,629,345	58,972,469
Accumulated deficit	(66,644,701)	(63,810,756)
Total stockholders’ equity	4,877,438	7,054,507
Total liabilities and stockholders’ equity	$17,193,132	$16,457,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended
	June 30,
	2022	2021

Revenue	$183,150	$399,912
Cost of goods sold	274,711	284,893
Gross profit (loss)	(91,561)	115,019
Selling, general and administrative (includes depreciation, depletion and amortization of $54,719 in 2022 and $75,504 in 2021)	2,394,330	2,810,449
Loss from operations	(2,485,891)	(2,695,430)
Loss on sale of assets	(5,909)	—
Debt Forgiveness	—	438,500
Interest income (expense), net	(206,975)	(163,109)
Loss before income tax provision	(2,698,775)	(2,420,039)
Income tax expense	—	—
Net Loss	$(2,698,775)	$(2,420,039)

Earnings (loss) per shares - basic and diluted	$(0.43)	$(0.41)

Weighted average shares outstanding - basic and diluted	6,654,531	6,537,153

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)(Continued)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2022	35,785,858	$35,786	4,866,832	$4,868	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$58,972,469	$(63,810,756)	$7,054,507
Issuance of restricted Class B Common stock for compensation	—	—	5,000	5	—	—	—	—	—	—	—	(5)	—
Forfeiture of Class B Common stock	—	—	(5,000)	(5)	—	—	—	—	—	—	—	5	—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(135,170)	(135,170)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	656,876	—	656,876
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,698,775)	(2,698,775)
Balance, June 30, 2022	35,785,858	$35,786	4,866,832	$4,868	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$59,629,345	$(66,644,701)	$4,877,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	June 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(2,698,775)	$(2,420,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating and investing cash flows (used in) for discontinued operations	—	(18,853)
Depreciation, depletion and amortization expense	54,719	75,504
Stock-based compensation	656,876	1,691,651
Gain/loss on sale of assets	5,909	—
Amortization of debt discount	3,271	46,791
Accretion expense	3,209	2,917
Debt forgiveness	—	(438,500)
Changes in operating assets and liabilities:
Accounts receivable	53,766	(133,745)
Other receivables	1,233,710	674,783
Inventory	(5,875)	(8,436)
Prepaid expenses	(258,333)	25,193
Restricted cash	(16)	(49)
Deposits and other assets	—	5,617
Accounts payable	1,988,802	200,687
Accrued liabilities	116,240	(12,811)
Accrued liabilities, related parties	120,000	(303,750)
Lease Liability	8,714	—
Other	(1)	(1)
Net cash provided by (used in) operating activities	1,282,216	(613,041)

Cash Flows from Investing Activities:
Investment in land under development	(3,799,919)	(1,412,218)
Reimbursement of land under development cost from Metro District	1,852,328	1,591,836
Purchase of property, plant and equipment	(2,262)	—
Net cash provided by (used in) investing activities	(1,949,853)	179,618

Cash Flows from Financing Activities:
Proceeds from note payable	5,215,023	514,644
Repayment of debt	(5,153,109)	(631,956)
Net cash provided by (used in) financing activities	61,914	(117,312)

Net decrease in cash	(605,723)	(550,735)
Cash at beginning of period	3,238,377	1,621,822
Cash at end of period	$2,632,654	$1,071,087

Restricted cash at beginning of period	$185,514	$185,325
Increase in surety bond	16	49
Restricted cash at end of period	$185,530	$185,374

Supplemental cash flow information:
Cash paid for interest	$164,683	$111,313
Cash paid for income taxes	$—	$—
Right of use asset	$481,435	$—
Lease liability	$481,435	$—

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

Through our wholly owned subsidiary, Rail Land Company, LLC (“Rail Land Company”), we are actively developing Rocky Mountain Rail Park (the “Rail Park”), a dedicated rail-served industrial business park serving the greater Denver market. The Company’s development of the Rail Park is intended to expand the customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended March 31, 2022, (“2022 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The 2022 year end consolidated balance sheet data included in the Form 10-Q filing was derived from the audited consolidated financial statements in our 2022 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States. The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the March 31, 2022 audited consolidated financial statements included in our 2022 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $6,226,177 and $5,618,678 as of June 30, 2022 and March 31, 2022, respectively.

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

3. INVENTORY

Inventory, is valued at the lower of cost (average) or market.

	June 30,	March 31,
	2022	2022

Blasted Rock	$30,849	$24,974
Total	$30,849	$24,974

4. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	June 30,	March 31,
	2022	2022
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,220,657	1,235,684
Mining Equipment	333,029	336,934
Mobile Equipment	863,660	878,911
Other	78,973	78,974
Total	3,973,788	4,007,972
Less: Accumulated Depreciation	(1,583,127)	(1,563,151)
Property, plant and equipment, net	$2,390,661	$2,444,821

5. NOTES PAYABLE

In May 2022, Rail Land Company executed on a Promissory Note for a construction loan (“Construction Note”) of $21M and a Promissory Note for a revolving line of credit (“Line of Credit”) of $2M with a bank to provide for the developer portion of infrastructure costs of the Rail Park. A portion of the $21M Construction Note was used to repay the Secured Promissory Note. The Construction Note is secured by the underlying property of the Rail Park and RMI is guarantor. The Line of Credit is secured by amounts owed to Rail Land Company from the District for submitted pay applications. The Construction Note and Line of Credit incur interest at prime rate plus 2.25% and each have maturity dates of May 20, 2024. The initial interest rate is 6.25%.

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

In April and June 2020, the Company executed two unsecured note agreements with an investor totaling $1,000,000. The unsecured notes are carried net of original issue discount (10%), which is being amortized on a straight line basis, which approximates the effective interest method. In April 2021, the maturity dates of the two notes, with a then total outstanding accreted balance of $861,111 were extended to May 1, 2022. These notes have been repaid as of June 30, 2022.

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

			Effective
	June 30, 2022	March 31, 2022	Interest Rate	Maturity Date
Equipment Loans	$31,178	$47,957	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Secured promissory note	—	4,712,732	12.00%	September 1, 2022
Construction Note	5,755,931	—	6.25%	May 20, 2024
Unsecured notes	—	408,864	10.00%	May 1, 2022
Promissory notes	278,756	290,219	1.09%	January 1, 2025
Secured disaster loan (SBA)	160,312	158,906	3.75%	September 9, 2050
	6,226,177	5,618,678
Unamortized debt issuance cost	(635,430)	(215,735)
	5,590,747	5,402,943
Less: current portion	(76,480)	(235,118)
Debt due after one year	$5,514,267	$5,167,825

6. TRANSACTIONS WITH RELATED PARTIES

As of June 30, 2022, the Company has accrued $1,487,500 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

8. SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of June 30, 2022, there were 915,786 shares still available for future issuance under the 2015 Plan.

Stock Options

The Company grants stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The nonqualified options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates and expire ten years from the date of grant. No stock option awards were granted during the three months ended June 30, 2022.

Stock Awards

During the three months ended June 30, 2022, the Company granted 5,000 restricted shares of Class B Common Stock, with an aggregate grant date fair value of approximately $0.1 million, to an employee. The restricted shares vest ratably over a four-year vesting period, subject to continued service and a performance condition. During the three months ended June 30, 2022, 5,000 restricted shares of common stock was forfeited by an employee.

9. SEGMENT REPORTING

For the three months ended June 30, 2022 and 2021, the Company has two reportable segments: Aggregates and Rail Park. The Aggregates segment produces chemical grade lime for use in the aggregates market. The Rail Park segment consists of land under development to provide a rail terminal and services facility and currently has no operational activity. The Rail Park will require significant future capital investment before the segment starts generating recurring revenue. The Rail Park development commenced in the first half of calendar year 2021.

The Aggregates segment has one major construction company (“Construction A”), that accounted for approximately 90% of Aggregates segment revenue for the three months ended June 30, 2022.

As of June 30, 2022, Construction A accounted for approximately 85% of Aggregates segment accounts receivable balance.

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

	Three months ended June 30, 2022
	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$183,150	$—	$—	$183,150
Gross profit	(91,561)	—	—	(91,561)
Selling, general and administrative	154,779	—	2,239,551	2,394,330
Property, plant and equipment, net	2,377,509	—	13,152	2,390,661
Land under development	—	8,921,225	—	8,921,225

	Three months ended June 30, 2021
	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$399,912	$—	$—	$399,912
Gross profit	115,019	—	—	115,019
Selling, general and administrative	140,634	—	2,669,815	2,810,449
Property, plant and equipment	2,566,005	—	35,359	2,601,364
Land under development	—	6,750,012	—	6,750,012

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

10. COMMITMENTS AND CONTINGENCIES

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of June 30, 2022, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2022	$131,552
Liabilities incurred	—
Accretion expense	3,209
Balance at June 30, 2022	$134,761

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

Results of Operations

Comparison of the Three months Ended June 30, 2022 and June 30, 2021

Revenues

Our revenues for the three-month period ended June 30, 2022 was $183,150. This compares to revenue for the same period ended June 30, 2021 of $399,912. The decrease in revenues for the three-month period ended June 30, 2022, is the result of a decrease in demand from the Company’s primary customer.

Cost of Goods Sold

Our cost of goods sold for the three-month period ended June 30, 2022 was $274,711. This compares to cost of goods sold for the same period ended June 30, 2021 of $284,893. The decrease in cost of goods sold for the three-month period ended June 30, 2022 is primarily the result of the decrease in revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three-month period ended June 30, 2022 were $2,394,330. This compares to operating expenses for the same period ended June 30, 2021 of $2,810,449. Selling, general and administrative expenses consisted of overhead costs relatedto payroll and associated benefits, consulting services from related parties, public company costs, and depreciation and amortization. The decrease is primarily related to the Company managing selling, general and administrative costs as we continue to operate in a development stage.

Interest Expense, net

Our interest expense, net for the three-month period ended June 30, 2022 were $206,975, compared to $163,109 of interest expense for the same period ended June 30, 2021.

Net Loss

Our net loss for the three-month period ended June 30, 2022 was $2,698,775. This compares to a net loss for the same period ended June 30, 2021 of $2,420,039.

Liquidity and Capital Resources

As of June 30, 2022, we had current assets of $4,979,676, total current liabilities of $6,182,925 and working capital deficiency of $1,203,249. We have incurred an accumulated loss of $66,644,701 since inception.

In past years, the Company funded operations by using cash proceeds received through the issuance of common and preferred stock and proceeds from debt financing. However, several significant transactions have occurred over the last 12 months that have positively impacted the net financial position of the Company and strengthened its financial position and its ability to meet future obligation over the next 12 months without a need to raise additional funds as it has traditionally been required to do. These include:

1.	Rail Park FDP and Final Plat were unanimously approved by the Adams County Board of County Commissioners on September 1, 2020, paving the way for lot sales and construction.
2.	On January 14, 2021, the Company sold an 83-acre lot to a Fortune 500 company for a gross sales price of $9.1M. This purchase was the first of twelve available lots in the Rail Park. Lot sales will be a primary source of cash inflows for the Company with significant interest from many potential light and heavy industrial tenants.
3.	The RMRP Metro District bond offering closed on April 15, 2021, raising total proceeds of approximately $65.2M. These bond proceeds will fund the public infrastructure costs of the Rail Park. Total Rail Park project cost have been budgeted at between $60M and $75M of which approximately 75% is considered public infrastructure and therefore not an obligation of the Company. The Company is responsible for the remaining approximately 25%.
4.	Construction on the south parcels of the Rail Park (approximately 150 acres) began in April 2021. The Company has in place a construction loan facility of $12M to fund it portion of construction costs (i.e., those not funded with Metro District bond proceeds).
5.	To date the Company has received approximately $2M as reimbursement of “pre-construction” costs that were incurred prior to the closing of the Bond Offering in April.

6.	In September 2021, the Company sold its water rights underlying the Rail Park, to the Metro District for approximately $5.9M.
7.	In May 2022, the Company closed on a construction loan facility of $21M and a working capital facility of $2M to provide for its developer portion ofthe infrastructure costs of the Rail Park.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, there were no sales of unregistered equity securities.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Date: August 3, 2022	By:	/s/ Brian Fallin
Brian Fallin
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Brian H. Aratani
Brian H. Aratani
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)