Form 10-Q
period 2022-09-30
Rocky Mountain Industrials, Inc.
filed 2022-11-04
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 4, 2022, the registrant had 35,785,858 shares of Class A Common Stock, 4,866,832 shares of Class B Common Stock outstanding and 118.5 shares of Preferred Stock outstanding.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements.” Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “estimates,” “intends,” “plan,” “expects,” “may,” “will,” “should,” “predicts,” “anticipates,” “continues,” or “potential,” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, achievements, or industry results, expressed or implied by such forward-looking statements. Such uncertainties and risks include those discussed in the “Risk Factors” and similar sections of our Annual Report on Form 10-K for the year ended March 31, 2022 and our other filings with the Securities and Exchange Commission, all of which are incorporated by reference herein. Forward-looking statements appear in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
	2022	2022
ASSETS
Current assets
Cash	$3,095,381	$3,238,377
Accounts receivable	97,677	127,458
Other receivables	1,650,911	2,538,444
Inventory	53,087	24,974
Prepaid expenses	1,064,852	679,414
Total current assets	5,961,908	6,608,667

Property, plant, and equipment, net	2,336,717	2,444,821
Land under development	10,481,293	6,973,634
Right of use asset	455,875	—
Asset retirement obligation, net	68,694	71,124
Other intangibles, net	46,983	52,967
Restricted cash	185,530	185,514
Deposits and other assets	110,089	121,128
Total assets	$19,647,089	$16,457,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,345,038	$1,104,430
Accrued liabilities	206,550	196,214
Accrued liabilities, related party	1,577,500	1,367,500
Dividends payable	1,472,532	1,200,709
Debt due within one year	62,520	235,118
Lease liability, current	48,914	—
Total current liabilities	7,713,054	4,103,971

Debt due after one year	7,876,608	5,167,825
Lease liability, long-term	441,814	—
Accrued reclamation liability	137,970	131,552
Total liabilities	16,169,446	9,403,348

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 shares issued and outstanding on September 30, 2022 and March 31, 2022	4,827,000	4,827,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 issued and outstanding on September 30, 2022 and March 31, 2022	1,950,000	1,950,000
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 issued and outstanding on September 30, 2022 and March 31, 2022	5,075,140	5,075,140
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on September 30, 2022 and March 31, 2022	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,866,832 shares issued and outstanding on September 30, 2022 and March 31, 2022	4,868	4,868
Additional paid-in capital	60,284,450	58,972,469
Accumulated deficit	(68,699,601)	(63,810,756)
Total stockholders’ equity	3,477,643	7,054,507
Total liabilities and stockholders’ equity	$19,647,089	$16,457,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended			For the six months ended
	September 30,			September 30,
	2022		2021	2022		2021

Revenue		$288,431	$381,882		$471,581	$781,794
Cost of goods sold		296,434	370,960		571,145	655,853
Gross profit (loss)		(8,003)	10,922		(99,564)	125,941
Selling, general and administrative (includes depreciation, depletion and amortization of the three months ended of $54,719 in 2022 and $74,145 in 2021; and for the six months ended $112,870 for 2022 and $149,649 in 2021		1,699,766	3,113,199		4,094,096	5,923,648
Loss from operations		(1,707,769)	(3,102,277)		(4,193,660)	(5,797,707)
Gain (loss) on sale of assets		—	4,798,291		(5,909)	4,798,291
Debt Forgiveness		—	—		—	438,500
Interest income (expense), net		(210,477)	(156,408)		(417,452)	(319,517)
Income (loss) before income tax provision		(1,918,246)	1,539,606		(4,617,021)	(880,433)
Income tax expense		—	—		—	—
Net Income from continuing operations		(1,918,246)	1,539,606		(4,617,021)	(880,433)

Net Income from discontinued operations, net of tax		—	400,000		—	400,000

Net Income (loss)		$(1,918,246)	$1,939,606		$(4,617,021)	$(480,433)

Earnings (loss) per shares - continuing operations - basic and diluted		$—	$0.25		$—	$(0.13)

Earnings (loss) per shares - discontinued operations - basic and diluted		$—	$0.06		$—	$0.06

Earnings (loss) per shares - basic	$		$0.27	$		$(0.15)

Earnings (loss) per shares - diluted	$		$0.23	$		$(0.15)

Earnings (loss) per shares - basic and diluted		$(0.31)	$—		$(0.73)	$—

Weighted average shares outstanding - basic			6,272,087			6,564,647

Weighted average shares outstanding - diluted		—	7,498,677		—	6,564,647

Weighted average shares outstanding - basic and diluted		6,656,125	—		6,655,332	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2021	35,785,858	$35,786	4,687,332	$4,688	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$51,658,183	$(57,367,534)	$6,183,263
Issuance of restricted Class B Common stock for compensation	—	—	140,000	140	—	—	—	—	—	—	(141)	—	(1)
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(236,393)	(236,393)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,691,651	—	1,691,651
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,420,039)	(2,420,039)
Balance, June 30, 2021	35,785,858	35,786	4,827,332	4,828	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	53,349,693	(60,023,966)	5,218,481
Issuance of Class B Common Shares upon exercise of warrants	—	—	20,000	20	—	—	—	—	—	—	(19)	—	1
Issuance of Class B Common shares for services	—	—	30,000	30	—	—	—	—	—	—	749,970	—	750,000
Forfeiture of Class B Common stock	—	—	(100,000)	(100)	—	—	—	—	—	—	100	—	—
Quarterly dividends on A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(238,992)	(238,992)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,670,400	—	1,670,400
Net Income	—	—	—	—	—	—	—	—	—	—	—	1,939,606	1,939,606
Balance, September 30, 2021	35,785,858	$35,786	4,777,332	$4,778	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$55,770,144	$(58,323,352)	$9,339,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)(Continued)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2022	35,785,858	$35,786	4,866,832	$4,868	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$58,972,469	$(63,810,756)	$7,054,507
Issuance of restricted Class B Common stock for compensation	—	—	5,000	5	—	—	—	—	—	—	—	(5)	—
Forfeiture of Class B Common stock	—	—	(5,000)	(5)	—	—	—	—	—	—	—	5	—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(135,170)	(135,170)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	656,876	—	656,876
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,698,775)	(2,698,775)
Balance, June 30, 2022	35,785,858	35,786	4,866,832	4,868	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	59,629,345	(66,644,701)	4,877,438
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(136,654)	(136,654)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	655,105	—	655,105
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,918,246)	(1,918,246)
Balance, September 30, 2022	35,785,858	$35,786	4,866,832	$4,868	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$60,284,450	$(68,699,601)	$3,477,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	September 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(4,617,021)	$(480,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating and investing cash flows provided by discontinued operations	—	(418,853)
Depreciation, depletion and amortization expense	112,870	149,649
Stock-based compensation	1,311,981	3,362,051
Gain/loss on sale of assets	5,909	(4,774,841)
Amortization of debt discount and deferred financing cost	219,245	69,158
Accretion expense	6,418	5,834
Debt forgiveness	—	(438,500)
Changes in operating assets and liabilities:
Accounts receivable	29,781	(158,362)
Other receivables	887,533	896,580
Inventory	(28,113)	(11,420)
Prepaid expenses	(385,438)	162,332
Restricted cash	(16)	(80)
Deposits and other assets	11,039	2,505
Accounts payable	3,240,608	(38,439)
Accrued liabilities	13,149	664,288
Accrued liabilities, related parties	210,000	(183,750)
Lease Liability	34,853	—
Other	—	(1)
Net cash provided by (used in) operating activities	1,052,798	(1,192,282)

Cash Flows from Investing Activities:
Proceeds from asset disposals	—	33,215
Investment in land under development	(9,346,161)	(2,178,053)
Reimbursement of land under development cost from Metro District	5,838,502	2,034,821
Proceeds from sale of water rights	—	4,866,965
Purchase of property, plant and equipment	(2,262)	—
Net cash provided by (used in) investing activities	(3,509,921)	4,756,948

Cash Flows from Financing Activities:
Proceeds from note payable	8,116,448	2,104,483
Repayment of debt	(5,176,135)	(771,332)
Deferred financing cost	(626,186)	—
Net cash provided by financing activities	2,314,127	1,333,151

Net increase (decrease) in cash	(142,996)	4,897,817
Cash at beginning of period	3,238,377	1,621,822
Cash at end of period	$3,095,381	$6,519,639

Restricted cash at beginning of period	$185,514	$185,325
Increase in surety bond	16	49
Restricted cash at end of period	$185,530	$185,374

Supplemental cash flow information:
Cash paid for interest	$281,418	$132,215
Cash paid for income taxes	$—	$—
Right of use asset	$481,434	$—
Lease liability	$481,434	$—

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $8,565,075 and $5,618,678 as of September 30, 2022 and March 31, 2022, respectively.

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

3. INVENTORY

Inventory, is valued at the lower of cost (average) or market.

	September 30,	March 31,
	2022	2022

Blasted Rock	$53,087	$24,974
Total	$53,087	$24,974

4. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	September 30,	March 31,
	2022	2022
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,220,657	1,235,684
Mining Equipment	333,029	336,934
Mobile Equipment	863,661	878,911
Other	78,973	78,974
Total	3,973,789	4,007,972
Less: Accumulated Depreciation	(1,637,072)	(1,563,151)
Property, plant and equipment, net	$2,336,717	$2,444,821

5. NOTES PAYABLE

In May 2022, Rail Land Company executed on a Promissory Note for a construction loan (“Construction Note”) of $21M and a Promissory Note for a revolving line of credit (“Line of Credit”) of $2M with a bank to provide for the developer portion of infrastructure costs of the Rail Park. A portion of the $21M Construction Note was used to repay the Secured Promissory Note. The Construction Note is secured by the underlying property of the Rail Park and RMI is the guarantor. The Line of Credit is secured by amounts owed to Rail Land Company from the District for submitted pay applications. The Construction Note and Line of Credit incur interest at prime rate plus 2.25% and each have maturity dates of May 20, 2024. The initial interest rate is 6.25%.

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

In April and June 2020, the Company executed two unsecured note agreements with an investor totaling $1,000,000. The unsecured notes are carried net of original issue discount (10%), which was being amortized on a straight line basis, which approximates the effective interest method. In April 2021, the maturity dates of the two notes, with a then total outstanding accreted balance of $861,111 were extended to May 1, 2022. These notes have been repaid as of June 30, 2022.

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

			Effective
	September 30, 2022	March 31, 2022	Interest Rate	Maturity Date
Equipment Loans	$19,755	$47,957	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Secured promissory note	—	4,712,732	12.00%	September 1, 2022
Construction Note	8,116,448	—	8.50%	May 20, 2024
Unsecured notes	—	408,864	10.00%	May 1, 2022
Promissory notes	267,153	290,219	1.09%	January 1, 2025
Secured disaster loan (SBA)	161,719	158,906	3.75%	September 9, 2050
	8,565,075	5,618,678
Unamortized debt issuance cost	(625,947)	(215,735)
	7,939,128	5,402,943
Less: current portion	(62,520)	(235,118)
Debt due after one year	$7,876,608	$5,167,825

6. TRANSACTIONS WITH RELATED PARTIES

As of June 30, 2022, the Company has accrued $1,577,500 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

8. SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of September 30, 2022, there were 915,786 shares still available for future issuance under the 2015 Plan.

Stock Options

The Company grants stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The nonqualified options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates and expire ten years from the date of grant. No stock option awards were granted during the six months ended September 30, 2022.

Stock Awards

During the six months ended September 30, 2022, the Company granted 5,000 restricted shares of Class B Common Stock, with an aggregate grant date fair value of approximately $0.1 million, to an employee. The restricted shares vest ratably over a four-year vesting period, subject to continued service and a performance condition. During the six months ended September 30, 2022, 5,000 restricted shares of common stock was forfeited by an employee.

9. SEGMENT REPORTING

For the three months and six months ended September 30, 2022 and 2021, the Company has two reportable segments: Aggregates and Rail Park. The Aggregates segment produces chemical grade limestone for use in the aggregates market. The Rail Park segment consists of land under development to provide a rail terminal and services facility and currently has no operational activity. The Rail Park will require significant future capital investment before the segment starts generating recurring revenue. The Rail Park development commenced in the first half of calendar year 2021.

The Aggregates segment has two major construction companies “Construction A” and “Construction B”, that accounted for approximately 75% and 10% of Aggregates segment revenue for the six months ended September 30, 2022.

As of September 30, 2022, Construction A and Construction B accounted for approximately 66% and 18% of Aggregates segment accounts receivable balance.

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

	Three months ended September 30, 2022				Three months ended September 30, 2021
	Aggregates	Rail Park	Other/ Corporate	Total	Aggregates	Rail Park	Other/ Corporate	Total
Revenue	$288,431	$—	$—	$288,431	$381,882	$—	$—	$381,882
Gross profit (loss)	(8,003)	—	—	(8,003)	10,922	—	—	10,922
Selling, general and administrative	135,049	—	1,564,717	1,699,766	145,356	—	2,967,843	3,113,199
Property, plant and equipment, net	2,324,540	—	12,177	2,336,717	2,494,917	—	27,025	2,521,942
Land under development	—	10,481,293	—	10,481,293	—	7,707,006	—	7,707,006

	Six months ended September 30, 2022				Six months ended September 30, 2021
	Aggregates	Rail Park	Other/ Corporate	Total	Aggregates	Rail Park	Other/ Corporate	Total
Revenue	$471,581	$—	$—	$471,581	$781,794	$—	$—	$781,794
Gross profit (loss)	(99,564)	—	—	(99,564)	125,941	—	—	125,941
Selling, general and administrative	289,828	—	3,804,268	4,094,096	285,990	—	5,637,658	5,923,648
Property, plant and equipment, net	2,324,540	—	12,177	2,336,717	2,494,917	—	27,025	2,521,942
Land under development	—	10,481,293	—	10,481,293	—	7,707,006	—	7,707,006

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

10. COMMITMENTS AND CONTINGENCIES

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of September 30, 2022, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2022	$131,552
Liabilities incurred	—
Accretion expense	6,418
Balance at September 30, 2022	$137,970

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

Results of Operations

Comparison of the three and six months Ended September 30, 2022 and September 30, 2021

Revenues

Our revenues for the three-month and six-month periods ended September 30, 2022 was $288,431 and $471,581. This compares to revenue for the same periods ended September 30, 2021 of $381,882 and $781,794. The decrease in revenues for the three-month and six-month periods ended September 30, 2022, is the result of a decrease in demand from the Company’s primary customer.

Cost of Goods Sold

Our cost of goods sold for the three-month and six-month periods ended September 30, 2022 was $296,434 and $571,145. This compares to cost of goods sold for the same periods ended September 30, 2021 of $370,960 and $655,853. The decrease in cost of goods sold for the three-month and six-month periods ended September 30, 2022 is generally the result of the decrease in revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three-month and six-month periods ended September 30, 2022 were $1,699,766 and $4,094,096. This compares to operating expenses for the same periods ended September 30, 2021 of $3,113,199 and $5,923,648. Selling, general and administrative expenses consisted of overhead costs related to payroll and associated benefits, consulting services from related parties, public company costs, and depreciation and amortization. The decrease is primarily related to the Company managing selling, general and administrative costs as we continue to operate in a development stage.

Interest Expense, net

Our interest expense, net for the three-month and six-month periods ended September 30, 2022 were $210,477 and $417,452, compared to $156,408 and $319,517 of interest expense for the same periods ended September 30, 2021.

Net Income/(Loss)

Our net loss for the three-month and six-month periods ended September 30, 2022 was $1,918,246 and $4,617,021. This compares to net income for the three-month period of $1,939,606 and a net loss for the six-month period  ended September 30, 2021 of $480,433.

Liquidity and Capital Resources

As of September 30, 2022, we had current assets of $5,961,908, total current liabilities of $7,713,054 and working capital deficiency of $1,751,146. We have incurred an accumulated loss of $68,699,601 since inception.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended September 30, 2022, there were no sales of unregistered equity securities.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Date: November 4, 2022	By:	/s/ Brian Fallin
Brian Fallin
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Brian H. Aratani
Brian H. Aratani
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)