Form 10-Q
period 2022-12-31
Rocky Mountain Industrials, Inc.
filed 2023-02-03
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 3, 2023, the registrant had 35,785,858 shares of Class A Common Stock, 4,866,832 shares of Class B Common Stock outstanding and 118.5 shares of Preferred Stock outstanding.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2022	2022
ASSETS
Current assets
Cash	$4,081,357	$3,238,377
Accounts receivable	79,732	127,458
Other receivables	2,233,631	2,538,444
Inventory	104,398	24,974
Prepaid expenses	1,591,886	679,414
Total current assets	8,091,004	6,608,667

Property, plant, and equipment, net	2,288,906	2,444,821
Land under development	10,982,866	6,973,634
Right of use asset	436,822	—
Asset retirement obligation, net	67,479	71,124
Other intangibles, net	43,991	52,967
Restricted cash	185,530	185,514
Deposits and other assets	35,090	121,128
Total assets	$22,131,688	$16,457,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,295,549	$1,104,430
Accrued liabilities	222,232	196,214
Accrued liabilities, related party	1,727,500	1,367,500
Dividends payable	1,609,186	1,200,709
Debt due within one year	50,552	235,118
Lease liability, current	73,833	—
Total current liabilities	8,978,852	4,103,971

Debt due after one year	10,702,383	5,167,825
Lease liability, long-term	423,983	—
Accrued reclamation liability	141,178	131,552
Total liabilities	20,246,396	9,403,348

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 shares issued and outstanding on December 31, 2022 and March 31, 2022	4,827,000	4,827,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 issued and outstanding on December 31, 2022 and March 31, 2022	1,950,000	1,950,000
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 issued and outstanding on December 31, 2022 and March 31, 2022	5,075,140	5,075,140
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on December 31, 2022 and March 31, 2022	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,866,832 shares issued and outstanding on December 31, 2022 and March 31, 2022	4,868	4,868
Additional paid-in capital	60,620,389	58,972,469
Accumulated deficit	(70,627,891)	(63,810,756)
Total stockholders’ equity	1,885,292	7,054,507
Total liabilities and stockholders’ equity	$22,131,688	$16,457,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2022	2021	2022	2021

Revenue	$243,303	$1,416,888	$714,884	$2,198,682
Cost of goods sold	350,179	1,103,766	921,324	1,759,619
Gross profit (loss)	(106,876)	313,122	(206,440)	439,063
Selling, general and administrative (includes depreciation, depletion and amortization of the three months ended of $49,027 in 2022 and $70,623 in 2021; and for the nine months ended $164,890 for 2022 and $220,272 in 2021	1,405,395	2,818,954	5,499,491	8,742,602
Loss from operations	(1,512,271)	(2,505,832)	(5,705,931)	(8,303,539)
Gain (loss) on sale of assets	—	—	(5,909)	4,798,291
Debt Forgiveness	—	—	—	438,500
Interest income (expense), net	(279,365)	(170,958)	(696,817)	(490,475)
Income (loss) before income tax provision	(1,791,636)	(2,676,790)	(6,408,657)	(3,557,223)
Income tax expense	—	—	—	—
Net Income from continuing operations	(1,791,636)	(2,676,790)	(6,408,657)	(3,557,223)

Net Income from discontinued operations, net of tax	—	—	—	400,000

Net Income (loss)	$(1,791,636)	$(2,676,790)	$(6,408,657)	$(3,157,223)

Earnings (loss) per shares - continuing operations - basic and diluted	$—	$(0.40)	$—	$(0.54)

Earnings (loss) per shares - discontinued operations - basic and diluted	$—	$—	$—	$0.06

Earnings (loss) per shares - basic and diluted	$(0.29)	$(0.44)	$(1.02)	$(0.59)

Weighted average shares outstanding - basic and diluted	6,656,125	6,610,940	6,655,598	6,580,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2021	35,785,858	$35,786	4,687,332	$4,688	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$51,658,183	$(57,367,534)	$6,183,263
Issuance of restricted Class B Common stock for compensation	—	—	140,000	140	—	—	—	—	—	—	(141)	—	(1)
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(236,393)	(236,393)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,691,651	—	1,691,651
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,420,039)	(2,420,039)
Balance, June 30, 2021	35,785,858	35,786	4,827,332	4,828	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	53,349,693	(60,023,966)	5,218,481
Issuance of Class B Common Shares upon exercise of warrants	—	—	20,000	20	—	—	—	—	—	—	(19)	—	1
Issuance of Class B Common shares for services	—	—	30,000	30	—	—	—	—	—	—	749,970	—	750,000
Forfeiture of Class B Common stock	—	—	(100,000)	(100)	—	—	—	—	—	—	100	—	—
Quarterly dividends on A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(238,992)	(238,992)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,670,400	—	1,670,400
Net Income	—	—	—	—	—	—	—	—	—	—	—	1,939,606	1,939,606
Balance, September 30, 2021	35,785,858	35,786	4,777,332	4,778	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	55,770,144	(58,323,352)	9,339,496
Issuance of Class B Common Shares upon exercise of warrants	—	—			—	—	—	—	—	—	—	—	—
Issuance of Class B Common shares for services	—	—	64,000	64	—	—	—	—	—	—	(64)	—	—
Forfeiture of Class B Common stock	—	—	(15,000)	(15)	—	—	—	—	—	—	15	—	—
Quarterly dividends on A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(238,988)	(238,988)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,609,670	—	1,609,670
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(2,676,790)	(2,676,790)
Balance, December 31, 2021	35,785,858	$35,786	4,826,332	$4,827	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$57,379,765	$(61,239,130)	$8,033,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)(Continued)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2022	35,785,858	$35,786	4,866,832	$4,868	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$58,972,469	$(63,810,756)	$7,054,507
Issuance of restricted Class B Common stock for compensation	—	—	5,000	5	—	—	—	—	—	—	(5)		—
Forfeiture of Class B Common stock	—	—	(5,000)	(5)	—	—	—	—	—	—	5		—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(135,170)	(135,170)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	656,876	—	656,876
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,698,775)	(2,698,775)
Balance, June 30, 2022	35,785,858	35,786	4,866,832	4,868	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	59,629,345	(66,644,701)	4,877,438
Issuance of restricted Class B Common stock for compensation	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of Class B Common stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(136,654)	(136,654)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	655,105	—	655,105
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,918,246)	(1,918,246)
Balance, September 30, 2022	35,785,858	35,786	4,866,832	4,868	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	60,284,450	(68,699,601)	3,477,643
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(136,654)	(136,654)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	335,939	—	335,939
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,791,636)	(1,791,636)
Balance, December 31, 2022	35,785,858	$35,786	4,866,832	$4,868	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$60,620,389	$(70,627,891)	$1,885,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	December 31,
	2022	2021
Cash flow from operating activities:
Net loss	$(6,408,657)	$(3,157,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating and investing cash flows provided by discontinued operations	—	(418,853)
Depreciation, depletion and amortization expense	164,890	220,272
Stock-based compensation	1,647,920	4,971,721
Gain/loss on sale of assets	5,909	(4,774,841)
Amortization of debt discount and deferred financing cost	314,006	80,630
Accretion expense	9,626	8,751
Debt forgiveness	—	(438,500)
Changes in operating assets and liabilities:
Accounts receivable	47,726	(571,559)
Other receivables	304,813	958,423
Inventory	(79,424)	(44,716)
Prepaid expenses	(912,472)	192,220
Restricted cash	(16)	(142)
Deposits and other assets	86,038	(607)
Accounts payable	4,191,119	522,885
Accrued liabilities	30,302	(404,135)
Accrued liabilities, related parties	360,000	(63,750)
Payments on lease liability	60,994	—
Other	(2)	1
Net cash used in operating activities	(177,228)	(2,919,423)

Cash Flows from Investing Activities:
Investment in land under development	(17,478,549)	(3,385,044)
Reimbursement of land under development cost from Metro District	13,469,317	3,949,417
Proceeds from sale of water rights	—	4,866,965
Proceeds from asset disposals	—	33,215
Purchase of property, plant and equipment	(2,262)	(51,754)
Net cash provided by (used in) investing activities	(4,011,494)	5,412,799

Cash Flows from Financing Activities:
Proceeds from note payable	10,853,777	2,828,239
Repayment of debt	(5,195,889)	(2,706,246)
Deferred financing cost	(626,186)	—
Net cash provided by financing activities	5,031,702	121,993

Net increase (decrease) in cash	842,980	2,615,369
Cash at beginning of period	3,238,377	1,621,822
Cash at end of period	$4,081,357	$4,237,191

Restricted cash at beginning of period	$185,514	$185,325
Other	16	142
Restricted cash at end of period	$185,530	$185,467

Supplemental cash flow information:
Cash paid for interest	$463,637	$157,792
Cash paid for income taxes	$—	$—
Right of use asset	$436,822	$—
Lease liability	$493,035	$—

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $11,284,121 and $5,618,678 as of December 31, 2022 and March 31, 2022, respectively.

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

3. INVENTORY

Inventory, is valued at the lower of cost (average) or market.

	December 31,	March 31,
	2022	2022

Blasted Rock	$104,398	$24,974
Total	$104,398	$24,974

4. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	December 31,	March 31,
	2022	2022
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,220,657	1,235,684
Mining Equipment	333,029	336,934
Mobile Equipment	863,660	878,911
Other	78,973	78,974
Total	3,973,788	4,007,972
Less: Accumulated Depreciation	(1,684,882)	(1,563,151)
Property, plant and equipment, net	$2,288,906	$2,444,821

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

In March 2020, the federal government passed the Coronavirus Aid, Relief, and Security Act (the "CARES Act"), which provided for, among other things, the creation of the Paycheck Protection Plan ("PPP"), which is sponsored and administered by the U.S. Small Business Administration ("SBA"). On April 20, 2020, the Company executed a loan agreement (the "PPP Loan") under the PPP, evidenced by promissory notes, with Simmons Bank ("Simmons"), providing for $438,500 in proceeds, which was funded to the Company on April 24, 2020. In June 2020, the Paycheck Protection Program Flexibility Act of 2020 (the "PPPFA") was signed into law and established the payment dates in the event that amounts borrowed under the PPP are not forgiven. The PPP Loans matured April 20, 2022, but where eligible for forgiveness subject to the terms of the PPP and approval by the SBA. The Company recorded the PPP Loan as a debt obligation and accrued interest over the term of the PPP Loan. The interest rate on the PPP Loan was 1.00%. The PPP Loan was unsecured and contained customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Simmons, and breaching the terms of the PPP Loan. The occurrence of an event of default could have resulted in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the PPPFA, monthly payments of principal and interest were to commence on the later of 10 months following the "covered period" (as defined in the PPPFA) or the date that Simmons notified the Company that the SBA had notified Simmons that all or a portion of the PPP Loan has not been forgiven.

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

			Effective
	December 31, 2022	March 31, 2022	Interest Rate	Maturity Date
Equipment Loans	$11,652	$47,957	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Secured promissory note		4,712,732	12.00%	September 1, 2022
Construction Note	10,853,777	—	9.75%	May 20, 2024
Unsecured notes	—	408,864	10.00%	May 1, 2022
Promissory notes	255,567	290,219	1.09%	January 1, 2025
Secured disaster loan (SBA)	163,125	158,906	3.75%	September 9, 2050
	11,284,121	5,618,678
Unamortized debt issuance cost	(531,186)	(215,735)
	10,752,935	5,402,943
Less: current portion	(50,552)	(235,118)
Debt due after one year	$10,702,383	$5,167,825

6. TRANSACTIONS WITH RELATED PARTIES

As of December 31, 2022, the Company has accrued $1,727,500 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

7. SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock for issuance.  In April 2021, the Board of Directors of the Company authorized 118.47 shares as Series A Preferred Stock and designated 48.27 shares as Series A-1 Convertible Preferred Stock, 19.45 shares as Series A-2 Convertible Preferred Stock and 50.75 shares as Series A-3 Convertible Preferred Stock (collectively referred to as “Series A Preferred Stock”).  The Series A Preferred Stock is senior, with respect to dividend rights and to rights upon any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a “Liquidation Event”) in preference and priority to the Class A Common Stock and Class B Common Stock of the Company.

Voting Rights

Series A Preferred Stock is entitled to vote on all matters submitted to a vote of the stockholders of the Company together with the holders of Class B Common Stock and is entitled to that number of votes equal to the number of shares of Class B Common Stock into which the holder’s shares of Series A Preferred Stock could then be converted.

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

8. SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of December 31, 2022, there were 915,786 shares still available for future issuance under the 2015 Plan.

Stock Options

The Company grants stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The nonqualified options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates and expire ten years from the date of grant. No stock option awards were granted during the nine months ended December 31, 2022.

Stock Awards

During the nine months ended December 31, 2022, the Company granted 5,000 restricted shares of Class B Common Stock, with an aggregate grant date fair value of approximately $0.1 million, to an employee. The restricted shares vest ratably over a four-year vesting period, subject to continued service and a performance condition. During the nine months ended December 31, 2022, 5,000 restricted shares of common stock were forfeited by an employee.

9. SEGMENT REPORTING

For the three months and nine months ended December 31, 2022 and 2021, the Company has two reportable segments: Aggregates and Rail Park. The Aggregates segment produces chemical grade limestone for use in the aggregates market. The Rail Park segment consists of land under development to provide a rail terminal and services facility and currently has no operational activity.  The Rail Park will require significant future capital investment before the segment starts generating recurring revenue. The Rail Park development commenced in the first half of calendar year 2021.

The Aggregates segment has a mining company customer that accounted for approximately 95% of Aggregates segment revenue for the nine months ended December 31, 2022.

As of December 31, 2022, the mining company and a construction company accounted for approximately 62% and 12% of Aggregates segment accounts receivable balance.

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

	Three months ended December 31, 2022				Three months ended December 31, 2021
	Aggregates	Rail Park	Other/ Corporate	Total	Aggregates	Rail Park	Other/ Corporate	Total
Revenue	$243,303	$—	$—	$243,303	$1,416,888	$—	$—	$1,416,888
Gross profit (loss)	(106,876)	—	—	(106,876)	313,122	—	—	313,122
Selling, general and administrative	144,945	—	1,260,450	1,405,395	209,600	—	2,609,354	2,818,954
Property, plant and equipment, net	2,276,729	—	12,177	2,288,906	2,488,558	—	18,722	2,507,280
Land under development	—	10,982,866	—	10,982,866	—	6,999,401	—	6,999,401

	Nine months ended December 31, 2022				Nine months ended December 31, 2021
	Aggregates	Rail Park	Other/ Corporate	Total	Aggregates	Rail Park	Other/ Corporate	Total
Revenue	$714,884	$—	$—	$714,884	$2,198,682	$—	$—	$2,198,682
Gross profit (loss)	(206,440)	—	—	(206,440)	439,063	—	—	439,063
Selling, general and administrative	434,773	—	5,064,718	5,499,491	495,590	—	8,247,012	8,742,602
Property, plant and equipment, net	2,276,729	—	12,177	2,288,906	2,488,558	—	18,722	2,507,280
Land under development	—	10,982,866	—	10,982,866	—	6,999,401	—	6,999,401

Land Under Development

In 2018, the Company formed the Rocky Mountain Rail Park Metropolitan District (“District”) for the purpose of financing public improvements related to the development of approximately 620 acres, including open space and other right-of-way areas and providing ongoing operations and maintenance services related to the public improvements. Public improvements are generally any part or all of the public improvements authorized to be planned, designed, acquired, constructed, installed, relocated, redeveloped, operated, maintained and/or financed, including necessary and appropriate landscaping, appurtenances and real property to effect such improvements, as generally described in the Colorado Special District Act (Title 32, Article 1, Colorado Revised Statutes) and as may be necessary to serve the future taxpayers and inhabitants of the District, as determined by the District Board, including public improvements within and outside of the District’s boundaries.

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

10. COMMITMENTS AND CONTINGENCIES

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of December 31, 2022, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2022	$131,552
Liabilities incurred	—
Accretion expense	9,626
Balance at December 31, 2022	$141,178

11. SUBSEQUENT EVENTS

On January 18, 2023, a rockslide occurred without human injury at the Mid-Continent Quarry.  No operating activity was occurring at the time of the incident. It occurred on an undisturbed portion of the mountainside. The appropriate governmental and safety agencies were contacted, Bureau of Land Management (“BLM”), Colorado Division of Reclamation, Mining and Safety (“DRMS”) and Mine Safety and Health Administration (“MSHA”) and each has been on site inspecting the rockslide. RMR Aggregates is preparing an operation restart plan that will be reviewed and approved by each of the respective agencies.

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

Results of Operations

Comparison of the three and nine months Ended December 31, 2022 and December 31, 2021

Revenues

Our revenues for the three-month and nine-month periods ended December 31, 2022 was $243,303 and $714,884. This compares to revenue for the same periods ended December 31, 2021 of $1,416,888 and $2,198,682. The decrease in revenues for the three-month and nine-month periods ended December 31, 2022, is the result of  completing the supply of construction material for a warehouse construction project that finished in January 2022.

Cost of Goods Sold

Our cost of goods sold for the three-month and nine-month periods ended December 31, 2022 was $350,179 and $921,324. This compares to cost of goods sold for the same periods ended December 31, 2021 of $1,103,766 and $1,759,619. The decrease in cost of goods sold for the three-month and nine-month periods ended December 31, 2022 is generally the result of the decrease in revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three-month and nine-month periods ended December 31, 2022 were $1,405,395 and $5,499,491. This compares to operating expenses for the same periods ended December 31, 2021 of $2,818,954 and $8,742,602. Selling, general and administrative expenses consisted of overhead costs related to payroll and associated benefits, consulting services from related parties, public company costs, and depreciation and amortization. The decrease is primarily related to the Company managing selling, general and administrative costs as we continue to operate in a development stage.

Interest Expense, net

Our interest expense, net for the three-month and nine-month periods ended December 31, 2022 were $279,365 and $696,817, compared to $170,958 and $490,475 of interest expense for the same periods ended December 31, 2021.

Net Income/(Loss)

Our net loss for the three-month and nine-month periods ended December 31, 2022 was $1,791,636 and $6,408,657. This compares to a net loss for the same periods ended December 31, 2021 of  $2,676,790 and $3,157,223.

Liquidity and Capital Resources

As of December 31, 2022, we had current assets of $8,091,004, total current liabilities of $8,978,852 and working capital deficiency of $887,848. We have incurred an accumulated loss of $70,627,891 since inception.

In past years, the Company funded operations by using cash proceeds received through the issuance of common and preferred stock and proceeds from debt financing. However, several significant transactions have occurred over the last 12 months that have positively impacted the net financial position of the Company and strengthened its financial position and its ability to meet future obligation over the next 12 months without a need to raise additional funds as it has traditionally been required to do. These include:

1.	Rail Park FDP and Final Plat were unanimously approved by the Adams County Board of County Commissioners on September 1, 2020, paving the way for lot sales and construction.
2.	On January 14, 2021, the Company sold an 83-acre lot to a Fortune 500 company for a gross sales price of $9.1M. This purchase was the first of twelve available lots in the Rail Park. Lot sales will be a primary source of cash inflows for the Company with significant interest from many potential light and heavy industrial tenants.
3.	The RMRP Metro District bond offering closed on April 15, 2021, raising total proceeds of approximately $65.2M. These bond proceeds will fund the public infrastructure costs of the Rail Park. Total Rail Park project cost have been budgeted at between $60M and $75M of which approximately 75% is considered public infrastructure and therefore not an obligation of the Company. The Company is responsible for the remaining approximately 25%.
4.	Construction on the south parcels of the Rail Park (approximately 150 acres) began in April 2021. The Company has in place a construction loan facility of $12M to fund its portion of construction costs (i.e., those not funded with Metro District bond proceeds).

5.	To date the Company has received approximately $2M as reimbursement of “pre-construction” costs that were incurred prior to the closing of the bond offering in April.
6.	In September 2021, the Company sold its water rights underlying the Rail Park, to the Metro District for approximately $5.9M.
7.	In May 2022, the Company closed on a construction loan facility of $21M and a working capital facility of $2M to provide for its developer portion of the infrastructure costs of the Rail Park.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2022, there were no sales of unregistered equity securities.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Date: February 3, 2023	By:	/s/ Brian Fallin
Brian Fallin
Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2023	By:	/s/ Brian H. Aratani
Brian H. Aratani
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)