Form 10-K
period 2023-03-31
Rocky Mountain Industrials, Inc.
filed 2023-06-09
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 9, 2023 was N/A.

As of June 9, 2023, the Company had 35,785,858 Shares of Class A Common Stock and 4,973,832 Shares of Class B Common Stock, and 118.47 preferred shares outstanding.

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

We operate the Mid-Continent Quarry in Garfield County, Colorado, producing chemical-grade calcium carbonate that currently services local and regional customers in a variety of end markets, including but not limited to mining, manufacturing, construction, and agriculture. The Mid-Continent Quarry, which is located outside the city of Glenwood Springs, consists of 44 unpatented mining claims owned by the Bureau of Land Management and controlled by RMI. The operation currently serves Arch Resources, local construction firms, and various city and county government construction projects. The quarry is currently undergoing an expansion and modernization effort. For the years ended March 31, 2023 and 2022, we produced and sold 21,578 and 26,356 tons of high-calcium limestone, respectively, from the Mid-Continent Quarry. Please reference “Cautionary Note Regarding Exploration Stage Status and Use of Certain Mining Terms” for disclosure concerning the current stage of our mineral explorations.

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

In addition to developing and expanding our existing assets, we expect to supplement our growth with strategic acquisitions of related business and the integration of these businesses to achieve economies of scale and synergies. We target companies in various sectors directed towards industrial and/or infrastructure applications, including but not limited to construction materials, industrial minerals, industrial resources, logistics solutions, and transportation.

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

Revenues and Customers

For the year ended March 31, 2023, one major customer accounted for approximately 72% (customer A) of our consolidated revenue. As of March 31, 2023, three customers accounted for approximately 33% (customer A), 19% (customer B), 13% (customer C) of our accounts receivable.

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

Environmental and Government Regulation

Our operations are and will be subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the protection of the environment and human health and to safety, including those pertaining to chemical manufacture and distribution, waste generation, storage and disposal, discharges to waterways, and air emissions and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to civil, criminal and administrative penalties, injunctions or both. We will devote significant financial resources to ensure compliance. We believe that we are in substantial compliance with all applicable laws and regulations.

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

Greenhouse Gas Regulation. More stringent laws and regulations relating to climate change and greenhouse gases (GHGs) may be adopted in the future and could cause us to incur material expenses in complying with them. The EPA has published findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because such emissions are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings provide the basis for the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA.  In June 2010, the EPA began regulating GHG emissions from stationary sources.

In the past, Congress has considered proposed legislation to reduce emissions of GHGs.  In addition, many states and regions have taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs.

In response to Colorado’s established statewide Climate Action Plan to Reduce Pollution, HB 19-1261, in September 2020, the state released a public comment draft of its Greenhouse Gas Pollution Reduction Roadmap, which detailed early action steps the state can take toward meeting the near-term goals of reducing GHG pollution by 26% by 2025 and 50% by 2030 from 2005 levels.

In April 2021, President Biden announced that the United States would aim to cut its greenhouse gas emissions 50 percent to 52 percent below 2005 levels by 2030. This commitment will be part of the United States’ “nationally determined contribution,” or NDC, to the Paris Climate Agreement. The NDC will commit the United States to a voluntary GHG emission reduction target and outline domestic climate mitigation measures to achieve that target.

Regulation of GHG emissions could impose significant requirements and costs on our operations.   Health and Safety. Our operations are also governed by laws and regulations relating to workplace safety and worker health, principally regulations and requirements from the Occupational Safety and Health Administration (OSHA) and Mine Safety and Health Administration (“MSHA”). The OSHA hazard communication standard, the EPA’s community right-to-know regulations and similar state programs may require us to organize and/or disclose information about hazardous materials used or produced in our operations. Failure to comply with requirements from these laws and regulations can result in sanctions such as fines and penalties and claims for personal injury and property damage. These requirements may also result in increased operating and capital costs in the future. We believe that we are in substantial compliance with these requirements to extent applicable.

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

Real estate investments generally cannot be sold quickly, which could limit our ability to adjust our response to changes in economic conditions and affect the timing of sales or leases of rail park lots. This could adversely affect our financial condition and our ability to service debt.

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

Some of our operations involve the handling of hazardous materials that may pose a risk of fire, explosion, or the release of hazardous substances. Such events could result from terrorist attacks, natural disasters, or operational failures, and might cause injury or loss of life to our employees and others, environmental contamination, and property damage. These events could lead to a temporary shutdown of an affected plant, or portion thereof, and we could be subject to penalties or claims as a result. A disruption of our operations caused by these or other events could have a material adverse effect on our results of operations.

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

Our founders and directors have voting control over the Company.

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

These factors limit liquidity in the market for our common stock and may therefore make it more difficult for our shareholders to sell their stock. The lack of trading in our stock may in turn make it more difficult for us to raise capital through issuances of stock, as potential investors may be reluctant to invest given the difficulties they may face if they later choose to sell the stock they purchase.

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

Item 1B.   Unresolved Staff Comments

Not applicable

Item 2.      Properties – Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations

Our principal executive offices are located in Greenwood Village, Colorado where we lease approximately 5,316 square feet under an arrangement that is set to expire in November 2027. The Company feels that this space is sufficient until the Company significantly expands operations. The Company through its subsidiary Rail Land Company, LLC, owns an approximate 537-acre parcel of real property located in Bennett, Colorado. The Company’s development of the Rail Park is intended to expand the customer base for our products by utilizing rail freight capabilities to reach customers in the greater Denver area and by expanding our business to include rail transportation solutions and services.

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

The power at the site is provided by Glenwood Springs Utilities. RMI does not have a direct water connect and utilizes water transported to the site and purchased from nearby locations for all water needs. In January 2023, a rockslip occurred without human injury at the Mid-Continent Quarry. No operating activity was occurring at the time of the incident. It occurred on an undisturbed portion of the mountainside. The appropriate governmental and safety agencies were contacted, Bureau of Land Management (“BLM”), Colorado Division of Reclamation, Mining and Safety (“DRMS”) and Mine Safety and Health Administration (“MSHA”) and each has been on site inspecting the rockslip. RMR Aggregates is preparing an operation restart plan that will be reviewed and approved by each of the respective agencies prior to operations occurring in the impacted area.

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

Item 3.      Legal Proceedings

Rocky Mountain Industrials, Inc. through its wholly-owned subsidiary RMR Aggregates, Inc. operates a limestone quarry on federally owned land located in unincorporated Garfield County, Colorado. The quarry has been in continuous operation for nearly 40 years under federal, state, and county permits. In 2019 and 2020, Garfield County issued two notices alleging several permit violations, which the Company challenged in court. In January 2021, the Garfield County District Court issued an order striking down two of the alleged violations but allowed others to stand, including an alleged violation of a seasonal restriction on quarry operations during winter to protect wildlife, which mirrored a permit restriction from the United States of Bureau of Land Management (“BLM”). The BLM has routinely granted exemptions from the seasonal restriction when no wildlife would be impacted, but Garfield County sought to enforce the restriction while the BLM did not. The Company filed an appeal with the Colorado Court of Appeals to clarify the County’s authority. In February 2023, the Colorado Court of Appeals upheld the lower court’s rulings therefore affirming Garfield County’s authority. In addition to obtaining exemptions from the BLM, the Company will request appropriate exemptions and permit modifications from Garfield County, as necessary.

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

The Company presents the following items regarding certain mining safety and health matters for the fiscal year ended March 31, 2023:

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
●The Federal Mine Safety and Health Review Commission (the “Commission”) is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. The cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under Section 105 of the Mine Act. The table below shows as of March 31, 2023, the number of legal actions pending before the Commission, and the number of legal actions initiated before the Commission during the year as well as the number of such actions resolved during the year.

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

Recent Issuance of Unregistered Securities

We issued the following unregistered securities during the year ended March 31, 2023:

●	We issued 80,000 shares of Class B Common Stock for compensation
●	We issued 27,000 shares of Class B Common Stock for Board compensation

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

In December 2014, we changed our name to “RMR Industrials, Inc.” and on January 1, 2020, the Company changed its name from RMR Industrials, Inc. to “Rocky Mountain Industrials, Inc”.

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

On April 26, 2019, RMR Logistics entered into an asset purchase agreement with H2K, LLC, a Colorado limited liability company (the “Seller”) pursuant to which RMR Logistics acquired the Seller’s trucking assets.Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that impact the reported amounts of assets, liabilities, and expenses, and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from those estimated amounts and assumptions used in the preparation of the financial statements.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. As of March 31, 2023, the Company views its operations and manages its business as two operating segments, Aggregates and Rail Park.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2023, the Company had cash of approximately $3,528,858 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation. The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable material, future commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of March 31, 2023, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of the long-lived assets’ capitalized cost is based primarily on estimated salvage values or alternative future uses.

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of March 31, 2023, the Company’s undiscounted reclamation obligations totaled approximately $366,000, which is expected to be settled within the next 20 years.

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

The mining reclamation reserve is based on management’s estimate of future cost requirements to reclaim property at its operating quarry site. Costs are estimated in current dollars and inflated until the expected time of payment using a future estimated inflation rate and then discounted back to present value using a credit-adjusted, risk-free rate on obligations of similar maturity adjusted to reflect our credit rating. The Company will review reclamation liabilities at least every three years for a revision to the cost or a change in the estimated settlement date. Additionally, reclamation liabilities are reviewed in the period that a triggering event occurs that would result in either a revision to the cost or a change in the estimated settlement date. Examples of events that would trigger a change in the cost include a new reclamation law or amendment to an existing mineral lease. Examples of events that would cause a change in the estimated settlement date include the acquisition of additional reserves or early or delayed closure of a site. Any effect to earnings from cost revisions is included in cost of revenue.

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

Results of Operations for the Fiscal Year Ended March 31, 2023 compared to the Fiscal Year Ended March 31, 2022

	Years ended March 31,
	2023	2022
Revenue	$827,515	$2,777,950
Cost of goods sold	1,168,917	2,371,109
Gross profit	(341,402)	406,841
Selling, general and administrative	6,939,385	11,650,453
Loss from operations	(7,280,787)	(11,243,612)
Gain on sale of assets	(5,909)	4,798,291
Debt Forgiveness	—	438,500
Interest expense, net	(1,060,654)	(644,636)
Loss before income tax provision	(8,347,350)	(6,651,457)
Income tax expense	2,400	—
Net loss from continuing operations	(8,349,750)	(6,651,457)
Net Income from discontinued operations	—	400,000
Net Loss	$(8,349,750)	$(6,251,457)

Revenues

Revenues for the year ended March 31, 2023 were $827,515, compared to revenues of $2,777,950 for the year ended March 31, 2022.  The decrease in revenues from the prior year is primary the result of the ending of a supply contract for construction aggregates in January 2022 and the rock slip that occurred in January of 2023.

Cost of Goods Sold

Cost of goods sold for the year ended March 31, 2023, was $1,168,917, compared to $2,371,109 for the year ended March 31, 2022.  The decrease in cost of goods sold was primarily the result of the end of the supply contract noted above and decreased revenues because of the rock slip.

Selling, general and administrative

Selling, general and administrative expenses for the year ended March 31, 2023, were $6,939,385, compared to selling, general and administrative expenses for the year ended March 31, 2022 of $11,650,453. Selling, general and administrative expenses consisted of corporate overhead costs related to payroll and associated benefits, consulting services from related parties, public company costs and depreciation and amortization.  The decrease is primarily related to the Company managing selling, general and administrative costs as we continue to operate in a development stage.

Interest expense, net

Interest expense, net increased as a result of an increase in the average outstanding debt balance during the year.

Liquidity and Capital Resources

As of March 31, 2023, we had current assets of $7,583,617, total current liabilities of $11,464,399 and working capital deficiency of $3,880,782. We have incurred an accumulated loss of $72,702,666 since inception.

In past years, the Company funded operations by using cash proceeds received through the issuance of common and preferred stock and proceeds from debt financing. However, several significant transactions have occurred that have positively impacted the net financial position of the Company and strengthened its financial position and its ability to meet future obligation over the next 12 months without a need to raise additional funds as it has traditionally been required to do. These include:

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weakness discussed below.

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

Material Weakness and Related Remediation Initiatives

Our principal executive officer and principal financial officer concluded that as of March 31, 2023, due to the Company’s budget constraints, the Company’s accounting department does not maintain the number of accounting personnel (either in-house or external) necessary to ensure more complete and effective financial reporting controls.

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

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Chad Brownstein	50	Non-Executive Chairman
Gregory Dangler	41	Non-Executive Vice Chairman
Adrian Fairbourn	53	Director
Barry Munitz	81	Director
Brandon Pilot	32	Director
Brian Fallin	49	Chief Executive Officer
Brian Aratani	62	Chief Financial Officer

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

Adrian Fairbourn has served as a director on our Board since January 2021 having already been a major early investor in the business. Adrian began his career as an investment analyst at Parson Penny and Co in Edinburgh in 1995 and Quilter Goodison in London before moving in 1998 to build and manage the highly successful alternative investments operation at Bank of Bermuda. For the 5 years up to 2007 he managed a multi-family office in London, responsible for hedge fund investments, and direct investments and also asset-raising for co-investment opportunities. He started Exception Capital in 2007 and has developed the business into a multi-family office managing European and American families. The focus is on finding exceptional investment opportunities for high net worth families. Since September 2012 he has been managing the multi award-winning Family Fund, which is anchored by a Milan based family. Exception Capital has previously won the ‘Excellence in Investment Management’ award at the Alternative Investment Awards and Adrian was named ‘Gamechanger of the Year (Investment Management)’ in the ACQ Global Awards 2015. He has successfully completed over $1billion of structuring, capital and fund- raising projects for several private companies and alternative funds. In addition, he sits on a number of public and private company boards in the U.S and U.K. and has lived and worked in Asia, Europe, the U.K. and is now based in Los Angeles. Adrian was educated in the U.K. and the US as an English Speaking Union Schoolboy Scholar. An undergraduate degree from Hull University was followed by an MSc from Heriot-Watt University in Edinburgh. He is a Member of the U.K. Securities Institute and accredited by the U.K.’s Financial Services Authority and FINRA in the U.S.

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

Legal fees paid by the Company to Brownstein Hyatt Farber Schreck, LLP in the year ended March 31, 2023, were $55,905.

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

Nominations to the Board of Directors

Our directors play a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment.

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

During the year ended March 31, 2023, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Item 11.   Executive Compensation

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and directors for all services rendered in all capacities to our Company for the fiscal years ended March 31, 2023 and 2022:

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and Non-
							Qualified
						Non-equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Chad Brownstein	2023	75,000						420,000	495,000
(1)Non-Executive Board Chairman	2022	75,000						420,000	495,000
Gregory Dangler	2023	75,000						420,000	495,000
(1)Non-Executive Vice Chairman	2022	75,000						420,000	495,000
Brian Fallin	2023	206,000	60,000						266,000
Chief Executive Officer	2022	200,000	90,000						290,000
Brian Aratani	2023	206,000	55,000						261,000
Chief Financial Officer	2022	200,000	45,000						245,000

(1)	For Mr. Dangler, compensation is related to his consultancy agreement and Mr. Brownstein, compensation as Non-Executive Board Chairman

On October 15, 2014, RMR IP (now known as RMR Logistics, Inc. (RMRL)), the Company’s subsidiary, entered into consulting agreements with each of Gregory Dangler, who is our former President, and Chad Brownstein, who is our former Chief Executive Officer, pursuant to which each of Mr. Dangler and Brownstein would provide services related to their roles as former executive officers of the Company. The Company has accrued $1,877,500 for unpaid  compensation expense in accordance with such consulting agreements through March 31, 2023. Under the terms of each consulting agreement, each consultant shall provide services to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Director Compensation

The following table sets forth with the compensation paid to our non-management directors in the fiscal year ended March 31, 2023.

Qualified
	Fees Earned			Non-Equity	Deferred
	or Paid in		Option	Incentive Plan	Compensation	All Other
	Cash	Stock Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)	($)	($)	($)	($)
Adrian Fairbourn	—	225,000	—	—	—	—	225,000
Barry Munitz	—	225,000	—	—	—	—	225,000
Brandon Pilot (2)	—	—	—	—	—	—	—

1)	Represents the estimated grant date fair value of the 9,000 restricted shares granted to each of the directors named in the table during the year ended March 31, 2023.
2)	The restricted shares are issued in the name of the investment firm Mr. Pilot represents.

We have no pension, annuity, bonus, insurance, profit sharing, or similar benefit plans. No stock options or stock appreciation rights have been granted to any of our directors or executive officers; none of our directors or executive officers exercised any stock options or stock appreciation rights; and none of them hold unexercised stock options.

Outstanding Equity Awards

As of March 31, 2023, there were 353,185 shares of stock awards outstanding for our directors and officers.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information with respect to the beneficial ownership of our Class A Common Stock and Class B Common Stock as of March 31, 2023, for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our Class A Common Stock or Class B Common Stock. Unless otherwise specified below, the address of each of the persons listed in the table below is c/o Rocky Mountain Industrials, Inc., 6200 South Syracuse Way, Suite 450, Greenwood Village, Colorado 80111.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

	Class of	Shares		Percentage
Name and Address of	Common	Beneficially		Beneficially
Beneficial Owner (1)	Stock (2)	Owned		Owned (3)
Directors and Executive Officers

Chad Brownstein, Non-Executive Chairman, Director	Class A	10,791,701	(5)	30.16%
	Class B	531,176	(5)	10.68%

Gregory Dangler, Non-Executive Vice Chairman, Director	Class A	9,499,657	(4)	26.55%
	Class B	338,823	(4)	6.81%

Adrian Fairbourn, Director	Class B	87,333		1.76%

Barry Munitz, Director	Class B	331,853	(7)	6.67%

Brandon Pilot, Director	Class B	—		0.00%

Officers and Directors as a Group	Class A	20,291,358		56.70%
	Class B	1,697,870		34.14%
5% Shareholders
Legado Del Rey, LLC	Class A	15,494,500	(6)	43.30%

Rebellion Asset Holdings, LLC	Class A	9,499,657	(4)	26.55%
	Class B	338,823	(4)	6.81%

77727111, LLC	Class A	10,791,701	(5)	30.16%
	Class B	531,176	(5)	10.68%

The Munitz Family Trust	Class B	331,853	(7)	6.67%

Mitchell C. Milias	Class B	512,333		10.30%

Shares outstanding includes vested and unvested shares.

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(2)	The Company has Class A Common Stock and Class B Common Stock. The holders of Class A Common Stock have the right to vote on all matters on which stockholders have the right to vote. The holders of Class B Common Stock have the right to vote solely on matters where the vote of such holders is explicitly required under Nevada law, such as an approval of a plan of merger, exchange or conversion, an increase or decrease in the number of authorized shares of a class or series of stock in certain circumstances, and other situations as required by Nevada law where the rights, preferences or limitations of such holders are adversely impacted. On matters which the applicable class of stockholders have the right to vote, each Class A Common Stock and Class B Common Stock shall be entitled to one vote per share. The class A shares convert to class B shares on a 20:1 basis upon the finalization of the Company up-listing on an applicable stock exchange.

(3)	Based on 35,785,858 shares of Class A Common Stock and 4,973,832 shares of Class B Common Stock outstanding as of March 31, 2023.
(4)	Mr. Gregory M. Dangler is the indirect owner of 9,499,657 shares of Class A Common Stock and 338,823 shares of Class B Common Stock, which are directly held by Rebellion Asset Holdings LLC . The business address of Rebellion is 6200 South Syracuse Way, Suite 450, Greenwood Village, CO 80111. The principal business of Rebellion is to provide management consulting services. Mr. Dangler is the managing member owner of Rebellion and has sole voting and dispositive power over the shares held by Rebellion. Rebellion and 77727111, LLC (see note (5) below) have agreed to vote together on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by Rebellion, it would be entitled to 474,983 shares of Class B Common Stock, on a post-reverse-split basis. The beneficial ownership of Mr. Dangler as shown in the “Directors and Officers” table above includes the shares owned by Rebellion as shown in the “5% Shareholders” table above.
(5)	Mr. Chad Brownstein is the indirect owner of 10,791,701 shares of Class A Common Stock and 531,176 shares of Class B Common Stock, which are directly held by 77727111, LLC. The business address of 77727111, LLC is 9301 Wilshire Blvd, Suite 312, Beverly Hills, CA 90210. The principal business of 77727111, LLC is to provide management consulting services. Mr. Brownstein is the managing member of 77727111, LLC and has sole voting and dispositive power over the shares held by 77727111, LLC.Rebellion and 77727111, LLC have agreed to vote together on all matters requiring the vote of shares of Class Common Stock pursuant to a voting agreement. Upon conversion of the Class A Common Stock held by 77727111, LLC, it would be entitled to 539,585 shares of Class B Common Stock, on a post-reverse-split basis. The beneficial ownership of Mr. Brownstein as shown in the “Directors and Officers” table above includes the shares owned by 77727111, LLC as shown in the “5% Shareholders” table above.
(6)	The business address of Legado Del Rey, LLC is 121 South Beverly Dr., Beverly Hills, CA 90212. The principal business of Legado Del Rey, LLC is to act as a family office. Edward Czuker is the manager of Legado Del Rey, LLC and has sole voting and dispositive power over the shares held by this entity.
(7)	Barry Munitz is the trustee of The Munitz Family Trust and has sole voting and dispositive power over the shares held by this entity.

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

The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is 2,458,960 shares as of March 31, 2023. Our Board of Directors currently serves as the administrator of the Plan. As of March 31, 2023, 1,650,174 shares have been issued under the plan.

			Number of Securities
			Remaining Available for
	Number of Securities to be		Future Issuance under Equity
	Issued upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options, Warrants	Price of Outstanding Options,	(excluding securities reflected
	and Rights	Warrants and Rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (Options)	200,000	$6.34	—
Equity Compensation Plans Approved by Security Holders (Restricted Stock)	1,450,174	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,650,174	$6.34	915,786

Restricted Stock Awards

During the year ended March 31, 2023, the Company granted 112,000 shares of restricted stock under the 2015 Plan and 5,000 shares of restricted stock have been forfeited. The shares vest over a period between two and four- years from the grant date provided that the award recipient continues to be employed by us through each of those vesting dates.

Stock Options

The Company grants non-qualified stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates, and expire ten years from the date of grant. During the year ended March 31, 2023, the Company did not grant any stock options. As of March 31, 2023, 200,000 stock options remain outstanding and are fully vested.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Brownstein Hyatt Farber Schreck, LLP, whose Chairman of the Board, Norman Brownstein, is the father of our Chairman of the Board, provides services to the Company. Legal fees paid by the Company to Brownstein Hyatt Farber Schreck, LLP in the year ended March 31, 2023 and 2022 were $55,905 and $12,682, respectively.

Other than as set forth above, during the last two completed fiscal years, none of our current officers or directors have been involved in any material proceeding adverse to the Company or any transactions with the Company that are required to be disclosed pursuant to the rules and regulations of the SEC.

Review, Approval or Ratification of Transactions with Related Persons

Our Board  reviews related party transactions on an ongoing basis to address conflicts of interest. Our Board reviews a transaction in light of the affiliation of the relevant director, officer or employee and such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the fiscal year ended March 31, 2023, we had three independent directors on our board, Messrs, Fairbourne, Munitz, and Pilot. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc. and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from us, in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Item 14.   Principal Accounting Fees and Services

The following table sets forth all fees we incurred in connection with professional services rendered by our independent registered public accounting firm, BF Borgers CPA PC during the fiscal years ended March 31:

Fee Type	2023	2022
Audit Fees	$104,500	$191,000
Tax Fees	—	—
All Other Fees	—	—
	$104,500	$191,000

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

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

3.2	Certificate of Change to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on September 4, 2015).

3.3	Certification of Designations, Preferences and Rights of Series A Preferred Stock Dated April 15, 2021 (incorporated by reference to our Current Report on Form 10-K filed on April 30, 2021).

3.4	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on February 27, 2015)

3.5	Terms and conditions of equity instruments (filed herewith)

10.1	Loan agreement dated May 30, 2022, between Rail Land Company LLC and Pacific Western Bank (incorporated by reference to our form 10K filed on June 8, 2022)

10.2	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Gregory Dangler (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.3	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Chad Brownstein (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.4	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and Principio Management LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.5	Consulting Agreement, dated October 15, 2014, between RMR IP, Inc. and 77727111, LLC (incorporated by reference to our Current Report on Form 8-K/A filed on April 14, 2015)

10.6	Employment Agreement dated February 1,2020, between Chad Brownstein and Rocky Mountain Industrials, Inc.

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

Rocky Mountain Industrials, Inc.

Dated: June 9, 2023	By:	/s/ Brian Fallin
Brian Fallin
Chief Executive Officer

Dated: June 9, 2023	By:	/s/ Brian H. Aratani
Brian H. Aratani
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this A report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 9, 2023	By:	/s/ Brian Fallin
Brian Fallin, Chief Executive Officer

Dated: June 9, 2023	By:	/s/ Chad Brownstein
Chad Brownstein, Non-Executive Board Chairman

Dated: June 9, 2023	By:	/s/ Gregory Dangler
Gregory Dangler, Executive Vice-Chairman

Dated: June 9, 2023	By:	/s/ Adrian Fairbourn
Adrian Fairbourn, Director

Dated: June 9, 2023	By:	/s/ Barry Munitz
Barry Munitz, Director

Dated: June 9, 2023	By:	/s/ Brandon Pilot
Brandon Pilot, Director

Item 8.      Financial Statements and Supplementary Data

ROCKY MOUNTAIN INDUSTRIALS, INC.

INDEX TO FINANCIAL STATEMENTS

March 31, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Rocky Mountain Industrials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Mountain Industrials, Inc. as of March 31, 2023 and 2022, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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
June 9, 2023

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2023	2022
ASSETS
Current assets
Cash	$3,528,858	$3,238,377
Accounts receivable	53,604	127,458
Other receivables	2,647,268	2,538,444
Inventory	102,243	24,974
Prepaid expenses	1,251,644	679,414
Total current assets	7,583,617	6,608,667

Property, plant, and equipment, net	2,233,971	2,444,821
Land under development	14,939,567	6,973,634
Right of use asset	417,734	—
Asset retirement obligation, net	66,264	71,124
Other intangibles, net	41,000	52,967
Restricted cash	185,530	185,514
Deposits and other assets	35,090	121,128
Total assets	$25,502,773	$16,457,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,576,480	$1,104,430
Accrued liabilities	147,621	196,214
Accrued liabilities, related party	1,877,500	1,367,500
Dividends payable	1,742,869	1,200,709
Debt due within one year	40,969	235,118
Lease liability, current	78,960	—
Total current liabilities	11,464,399	4,103,971

Debt due after one year	13,512,824	5,167,825
Lease liability, long-term	406,784	—
Accrued reclamation liability	144,707	131,552
Total liabilities	25,528,714	9,403,348

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 shares issued and outstanding on March 31, 2023 and March 31, 2022	4,827,000	4,827,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 issued and outstanding on March 31, 2023 and March 31, 2022	1,950,000	1,950,000
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 issued and outstanding on March 31, 2023 and March 31, 2022	5,075,140	5,075,140
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on March 31, 2023 and March 31, 2022	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,973,832 and 4,866,832 shares issued and outstanding on March 31, 2023 and March 31, 2022, respectively	4,975	4,868
Additional paid-in capital	60,783,824	58,972,469
Accumulated deficit	(72,702,666)	(63,810,756)
Total stockholders’ equity (deficit)	(25,941)	7,054,507
Total liabilities and stockholders’ equity (deficit)	$25,502,773	$16,457,855

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2023	2022

Revenue	$827,515	$2,777,950
Cost of goods sold	1,168,917	2,371,109
Gross profit (loss)	(341,402)	406,841
Selling, general and administrative (includes depreciation, depletion and amortization of $224,031 in 2023 and $292,634 in 2022)	6,939,385	11,650,453
Loss from operations	(7,280,787)	(11,243,612)
Gain (loss) on sale of assets	(5,909)	4,798,291
Debt Forgiveness	—	438,500
Interest income (expense), net	(1,060,654)	(644,636)
Loss before income tax provision	(8,347,350)	(6,651,457)
Income tax expense	2,400	—
Net Loss from continuing operations	(8,349,750)	(6,651,457)

Net Income from discontinued operations, net of tax	—	400,000

Net Loss	$(8,349,750)	$(6,251,457)

Earnings (loss) per shares - continuing operations - basic and diluted	$(1.25)	$(1.01)

Earnings (loss) per shares - discontinued operations - basic and diluted	$—	$0.06

Earnings (loss) per shares - basic and diluted	$(1.33)	$(0.98)

Weighted average shares outstanding - basic and diluted	6,676,334	6,595,712

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Preferred Stock
	Class A		Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2021	35,785,858	$35,786	4,687,332	$4,688	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$51,658,183	$(57,367,534)	$6,183,263
Issuance of restricted Class B Common Stock for compensation	—	—	250,500	251	—	—	—	—	—	—	(251)	—	—
Issuance of Class B Common Shares upon exercise of warrants	—	—	—	—	—	—		—	—	—	—	—	—
Issuance of Class B common shares for services	—	—	30,000	30	—	—	—	—	—	—	749,970	—	750,000
Forfeiture of common stock	—	—	(125,000)	(125)	—	—	—	—	—	—	125	—	—
Issuance of restricted Class B Common Stock for Board compensation	—	—	24,000	24	—	—	—	—	—	—	(24)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,564,466	—	6,564,466
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(191,765)	(191,765)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,251,457)	(6,251,457)
Balance, March 31, 2022	35,785,858	35,786	4,866,832	4,868	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	58,972,469	(63,810,756)	7,054,507
Issuance of restricted Class B Common Stock for compensation	—	—	85,000	85	—	—	—	—	—	—	(85)	—	—
Forfeiture of common stock	—	—	(5,000)	(5)	—	—	—	—	—	—	5	—	—
Issuance of restricted Class B Common Stock for Board compensation	—	—	27,000	27	—	—	—	—	—	—	(27)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,811,462	—	1,811,462
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(542,160)	(542,160)
Net loss	—	—	—	—	—	—		—	—	—	—	(8,349,750)	(8,349,750)
Balance, March 31, 2023	35,785,858	$35,786	4,973,832	$4,975	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$60,783,824	$(72,702,666)	$(25,941)

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2023	2022
Cash flow from operating activities:
Net loss	$(8,349,750)	$(6,251,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating and investing cash flows provided by discontinued operations	—	(418,853)
Depreciation, depletion and amortization expense	224,031	292,634
Stock-based compensation	1,811,462	6,564,466
Gain/loss on sale of assets	5,909	(4,774,841)
Amortization of debt discount and deferred financing cost	409,825	90,443
Accretion expense	13,155	11,959
Debt forgiveness	—	(438,500)
Changes in operating assets and liabilities:
Accounts receivable	73,854	(55,903)
Other receivables	(108,824)	865,566
Inventory	(77,269)	(24,974)
Prepaid expenses	(572,230)	(91,074)
Restricted cash	(16)	185,325
Deposits and other assets	86,038	(195,464)
Accounts payable	6,472,050	494,214
Accrued liabilities	(42,903)	(442,060)
Accrued liabilities, related parties	510,000	56,250
Payments on lease liability	68,010	—
Other	(2)	1
Net cash provided by (used in) operating activities	523,340	(4,132,268)

Cash Flows from Investing Activities:
Investment in land under development	(26,528,311)	(5,981,968)
Reimbursement of land under development cost from Metro District	18,562,378	6,572,108
Proceeds from sale of water rights	—	4,900,180
Purchase of property, plant and equipment	(2,262)	(57,451)
Net cash provided by (used in) investing activities	(7,968,195)	5,432,869

Cash Flows from Financing Activities:
Proceeds from note payable	13,586,664	3,709,496
Repayment of debt	(5,213,357)	(3,200,697)
Deferred financing cost	(637,971)	(192,845)
Net cash provided by financing activities	7,735,336	315,954

Net increase in cash	290,481	1,616,555
Cash at beginning of period	3,238,377	1,621,822
Cash at end of period	$3,528,858	$3,238,377

Restricted cash at beginning of period	$185,514	$185,325
Other	16	189
Restricted cash at end of period	$185,530	$185,514

Supplemental cash flow information:
Cash paid for interest	$730,266	$544,054
Cash paid for income taxes	$—	$—
Right of use asset / Lease liability	$481,435	$—

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

On April 26, 2019, RMR Logistics, Inc. (“RMR Logistics”), a wholly owned subsidiary, entered into an asset purchase agreement with H2K, LLC, a Colorado limited liability company (the ‘Seller”) pursuant to which RMR Logistics acquired the Seller’s trucking assets. In April 2020, the Company began the shutdown of substantially all the operations of RMR Logistics with the closure of its Wellington, Colorado location and the disposal of its operational assets through auction.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for the fiscal year ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for annual financial information in accordance with Securities and Exchange Commission (SEC) regulations. The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiaries, where intercompany balances and transactions have been eliminated in consolidation.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. As of March 31, 2023, the Company views its operations and manages its business as two operating segments, Aggregates and Rail Park development.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2023, the Company had cash of $3,528,858 and no cash equivalents. The Company may occasionally maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The amounts are held with major financial institutions and are monitored by management to mitigate credit risk.

Restricted Cash

As of March 31, 2023, the Company has $185,530 in restricted cash that is contractually obligated to be held on behalf of the Bureau of Land Management to be held for the rehabilitation costs of the Mid-Continent Quarry and conclusion of the mining at this location.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable primarily includes amounts due from customers for sales of aggregates are reported net of an allowance for credit losses. The Company adopted the current expected credit loss (“CECL”) model as of April 1, 2021, and evaluates its receivables accounts for uncollectibility. An allowance for credit losses is generally calculated based on historical collection experience, the counterparty's creditworthiness and consideration of current and future economic events. The allowance for credit losses as of March 31, 2023, is not material to the consolidated financial statements. Prior to the adoption of CECL, an allowance for doubtful accounts was recorded based on historical collections experience.

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

Depletion of acquired mineral properties is determined pursuant to a unit-of-extraction method which provides for depletion of such costs over the productive life of the mineral properties. The unit-of-extraction rate is determined by computing the production for the period as a percentage of total estimated and recoverable limestone as of that period. Significant judgement is involved in the determination of the estimate of total recoverable limestone in the unit-of-extraction method. Our internal engineering estimates of total estimated and recoverable limestone is a key component in determination of the unit-of-extraction rate. Our estimates of the recoverable limestone may change, possibly in the near term, resulting in changes to depletion rates in future periods. During the years ended March 31, 2023 and 2022, depletion of mineral properties was approximately $5,600 and $6,900, respectively.

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

Deposits

Deposits consist primarily of a security deposit in connection with an office lease.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable material, future commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of March 31, 2023, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of the long-lived assets’ capitalized cost is based primarily on estimated salvage values or alternative future uses.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $14,000,947 and $5,618,678 as of March 31, 2023 and March 31, 2022, respectively.

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

For the year ended March 31, 2022 the Company recorded income from discontinued operations of $400,000 related to debt forgiveness.

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

3. INVENTORY

Inventory is valued at the lower of cost (average) or market as follows.

	March 31,
	2023	2022

Blasted Rock	$102,243	$24,974
Total	$102,243	$24,974

4. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	March 31,
	2023	2022
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,220,657	1,235,684
Mining Equipment	333,029	336,934
Mobile Equipment	863,660	878,911
Other	78,974	78,974
Total	3,973,789	4,007,972
Less: Accumulated Depreciation	(1,739,818)	(1,563,151)
Property, plant and equipment, net	$2,233,971	$2,444,821

Depreciation
	Years	rate
Mill Equipment	3 – 15	6.7% - 33.3%
Mining Equipment	2 – 15	6.7% - 50.0%
Mobile Equipment	5 – 12	8.3% - 20.0%
Office Equipment	2 – 3	33.3% - 50.0%

5. NOTES PAYABLE

In May 2022, Rail Land Company executed on a Promissory Note for a construction loan (“Construction Note”) of $21M and a Promissory Note for a revolving line of credit (“Line of Credit”) of $2M with a bank to provide for the developer portion of infrastructure costs of the Rail Park. A portion of the $21M Construction Note was used to repay the Secured Promissory Note discussed below. The Construction Note is secured by the underlying property of the Rail Park and RMI is guarantor. The Line of Credit is secured by amounts owned to Rail Land Company from the District for submitted pay applications. The Construction Note and Line of Credit incur interest at prime rate plus 2.25% and each have maturity dates of May 20, 2024. The initial interest rate is 6.25%.

Net proceeds from the sale of Rail Park lots shall be used to reduce the then outstanding principal balance of the Construction Note at a rate of eighty five percent (85%) of net proceeds of the first lot sale and seventy five percent (75%) of net proceeds from subsequent lot sales. Distributions or dividends of Rail Land Company to any of its members or other legal beneficial owner may not be paid without the consent of the bank. Rail Land Company is to maintain a minimum cash balance with the bank of $1M, tested quarterly.

On July 24, 2020, Rail Land Company executed a Term Loan Promissory Note, primarily secured by the underlying property of the Rail Park (“Secured Promissory Note”), with a private lender for $2,500,000. The Secured Promissory Note was due to mature on July 31, 2021, and accrued interest at 10% per annum. RMI was guarantor of the Secured Promissory Note.

On March 5, 2021, Rail Land Company refinanced the Secured Promissory Note and executed a note that provided for a total credit facility of $12,189,000. The refinanced Secured Promissory Note remained secured by underlying property of the Rail Park and RMI remained a guarantor. The maturity date of the refinanced Secured Promissory Note was March 5, 2022, and accrued interest at 12% per annum.  The refinanced Secured Promissory Note provided for the option to extend the maturity date of the refinanced Secured Promissory Note for up to twelve months in exchange for a $121,890 payment. In addition to the payment, the release fee maximum amount would increase by $250,000 if the option to extend the maturity was exercised. A $450,000 release fee payment was made in the quarter ended March 31, 2021, as a result of a lot sale. Consequently, the maximum release fee payment amount was reduced to $1,800,000 as of March 31, 2021. The release fee amount was further reduced by approximately $1,050,000, utilizing proceeds from the Water Rights Sale (see Note 10)

In February 2022, the Company exercised its option to extend the secured Promissory Note to September 1, 2022, in exchange for a loan fee of approximately $61,000.

On September 9, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $731. The balance of principal and interest is payable thirty years from the date of the promissory note. In connection with the EIDL Loan, the Company executed the EIDL Loan documents, which include the SBA Secured Disaster Loan Note, dated September 9, 2020, the Loan Authorization and Agreement, dated September 9, 2020, and the Security Agreement, dated September 9, 2020, each between the SBA and the Company.

In April and June 2020, the Company executed two unsecured note agreements with an investor totaling $1,000,000. The unsecured notes are carried net of original issue discount (10%), which is being amortized on a straight-line basis, which approximates the effective interest method.  In December 2020, the Company executed an unsecured note with an investor in the amount of $400,000. The note is carried net of original issue discount (3.75%) and was repaid in January 2021.

In March 2020, the federal government passed the Coronavirus Aid, Relief, and Security Act (the "CARES Act"), which provided among other things the creation of the Paycheck Protection Plan ("PPP"), which is sponsored and administered by the U.S. Small Business Administration ("SBA"). On April 20, 2020, the Company executed a loan agreement (the "PPP Loan") under the PPP, evidenced by promissory notes, with Simmons Bank ("Simmons"), providing for $438,500 in proceeds, which was funded to the Company on April 24, 2020. In June 2020, the Paycheck Protection Program Flexibility Act of 2020 (the "PPPFA") was signed into law and established the payment dates in the event that amounts borrowed under the PPP are not forgiven. The PPP Loans matured April 20, 2022. The Company recorded the PPP Loan as a debt obligation and accrues interest over the term of the PPP Loan. The interest rate on the PPP Loan is 1.00%. The PPP Loan is unsecured and contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Simmons, or breaching the terms of the PPP Loan. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

In May 2021, the Company submitted its applications to the SBA for forgiveness of the PPP Loans. As of June 30, 2021, the PPP Loan principal and accrued interest are classified as noncurrent in the Condensed Consolidated Balance Sheets. In June 2021, the Company received formal notification in the form of a letter dated May 25, 2021, from Simmons that the SBA approved the Company’s PPP Loan forgiveness applications for the Company’s Loan in the amount of $438,500 (including accrued interest). The Company accounted for the debt forgiveness during its fiscal first quarter of 2022 and will recognize a gain on extinguishment of debt (other income) in the amount of $438,500 in the Consolidated Statements of Operations in the respective quarter.

	March 31,		Effective
	2023	2022	Interest Rate	Maturity Date
Equipment Loans	$5,969	$47,957	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Secured promissory note	—	4,712,732	12.00%	September 1, 2022
Construction Note	13,586,665	—	9.75%	May 20, 2024
Unsecured notes	—	408,864	10.00%	May 1, 2022
Promissory notes	243,782	290,219	1.09%	January 1, 2025
Lines of credit	—	—	5.75%	May 6, 2020
Promissory notes (PPP loan)	—	—	1.00%	April 20, 2022
Secured disaster loan (SBA)	164,531	158,906	3.75%	September 9, 2050
	14,000,947	5,618,678
Unamortized debt issuance cost	(447,154)	(215,735)
	13,553,793	5,402,943
Less: current portion	(40,969)	(235,118)
Debt due after one year	$13,512,824	$5,167,825

6. TRANSACTIONS WITH RELATED PARTIES

On October 15, 2014, RMR IP (now known as RMR Logistics, Inc. (RMRL)), the Company’s subsidiary, entered into consulting agreements with each of Gregory Dangler, our then President, and Chad Brownstein, our then Chief Executive Officer, pursuant to which each of Mr. Dangler and Brownstein would provide services related to their roles as executive officers of the Company. The Company has accrued $1,877,500 for unpaid officers’ compensation expense in accordance with such consulting agreements through March 31, 2023. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

Common Stock

The Company has authorized 2,100,000,000 shares of common stock for issuance, including 2,000,000,000 shares of Class A Common Stock and 100,000,000 shares of Class B Common Stock. At March 31, 2023 and March 31, 2022, the

Company had 35,785,858 and 4,973,832 shares issued and outstanding, and 35,785,858 and 4,866,832 shares issued and outstanding of Class A Common Stock and Class B Common Stock, respectively.

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

8. SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s Board of Directors. As of March 31, 2023, there were 808,786 shares still available for future issuance under the 2015 Plan.

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

Stock Option Activity

Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value
Outstanding at April 1, 2022	200,000	$6.34	8.9	$—
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at March 31, 2023	200,000	$6.34	8.9	$—
Exercisable at March 31, 2023	200,000	$6.34	8.9	$—

Stock Awards

On February 26, 2015, our Board of Directors and our stockholders approved and adopted the 2015 Plan.

The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the 2015 Plan to employees, directors and/or consultants in such awards is 2,458,960 shares as of March 31, 2023. Our Board of Directors currently serves as the administrator of the 2015 Plan. As of March 31, 2023, 1,650,174 shares have been issued under the 2015 Plan.

During the year ended March 31, 2023, the Company granted 112,000 restricted shares of Class B Common Stock, with an aggregate grant date fair value of approximately $2.8 million, to employees, directors and contractors. The restricted shares vest ratably over a three or four-year vesting period, subject to continued service and a market performance provision. During the years ended March 31, 2023, and 2022, 5,000 and 125,000 restricted shares of common stock were forfeited by employees, respectively.

9. INCOME TAXES

There was no provision for income taxes for the year ended March 31, 2022, because the Company has incurred operating losses since inception and has a full valuation allowance on its deferred tax asset. As of March 31, 2023 and 2022, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to losses generated and uncertainties surrounding its ability to generate future taxable income. Accordingly, the net deferred tax assets have been fully reserved.

Net deferred tax assets consist of the following components:

	March 31,
	2023	2022
Deferred tax asset:
Net operating loss carryforwards	$9,014,311	$7,939,720
Stock compensation	3,744,917	3,457,206
Fixed assets	27,735	3,199
Accrued liabilities	459,537	350,490
Lease Liability	118,891	—
State taxes - current	168	168
Other	19,445	15,488
Total deferred tax assets before valuation allowance	13,385,004	11,766,271

Valuation allowance	(13,272,724)	(11,752,696)
Total deferred tax assets after valuation allowance	112,280	13,575

Deferred tax liabilities:
Right of use asset	(102,245)	—
Intangible assets	(10,035)	(13,575)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss from continuing operations as follows:

	March 31,
	2023	2022
U.S. statutory income tax expense (benefit)	$(1,752,439)	$(1,312,638)
Permanent Differences	243	(92,085)
State tax expenses	(290,030)	(309,876)
Change in valuation allowance	1,520,028	1,714,599
Change in tax rate	529,454	-
Other adjustments	(4,856)	-
Income tax expense	$2,400	$—

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of March 31, 2023, a valuation allowance of approximately $13.3M has been recorded to record the deferred tax asset that is more likely than not to be realized. The net change during the year in the total valuation allowance is an increase of approximately $1.5M.

The Company has federal net operating loss carry forwards of approximately $36.8M. The Company has various state net operating loss carry forwards. The determination of the state net operating loss carry forwards is dependent upon the apportionment percentages and state laws that can change from year to year and impact the amount of such carry forwards. If federal net operating loss carry forwards are not utilized, $14.9M will begin to expire in 2035. The remaining federal net operating losses of $21.9M have no expiration.

Management does not believe that there are significant uncertain tax positions in 2023 or 2022. There are no interest and penalties related to uncertain tax positions in 2023 or 2022.

The Company corrected immaterial errors in its income tax accounts primarily related to the Company's tax treatment for accrued consulting and measurement of net operating loss carryovers as of March 31, 2022. As a result of these adjustments, the Company recorded a decrease to the deferred tax asset for net operating loss carryovers in the amount of approximately $11.5M and an increase in other deferred tax assets, net, in the amount of approximately $0.3M. The adjustment only impacted the components of deferred tax disclosure included herein. This correction did not impact the consolidated balance sheets, statements of operations, statements of stockholder’s equity or statements of cash flows as of and for the year ended March 31, 2022.

10. SEGMENT REPORTING

For the twelve months ended March 31, 2023 and 2022, the Company has two reportable segments: Aggregates and Rail Park. The Aggregates segment produces chemical grade lime for use in the aggregates market. The Rail Park segment consists of land under development to provide a rail terminal and services facility and currently has no operational activity. The Rail Park will require significant future capital investment before the segment starts generating recurring revenue.

For the year ended March 31, 2023, one customer accounted for approximately 82% (customer A) of our consolidated revenue. As of March 31, 2023, approximately 33% of our accounts receivable were due from customer A and 19% from customer B and 13% from customer C.

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

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.  All assets are held, and all operating activities occur, within the United States.

	Year ended March 31, 2023
	Aggregates	Rail Park	Other/ Corporate	Total
Revenue	$795,077	$32,438	$—	$827,515
Gross profit (loss)	(373,840)	32,438	—	(341,402)
Selling, general and administrative	600,090	—	6,339,295	6,939,385
Property, plant and equipment, net	2,233,971	—	—	2,233,971
Land under development	—	14,939,567	—	14,939,567

	Year ended March 31, 2022
	Aggregates	Rail Park	Other/ Corporate	Total
Revenue	$2,777,950	$—	$—	$2,777,950
Gross profit	406,841	—	—	406,841
Selling, general and administrative	682,459	—	10,967,994	11,650,453

Property, plant and equipment, net	2,434,896	—	9,925	2,444,821
Land under development	—	6,973,634	—	6,973,634

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

11. COMMITMENTS AND CONTINGENCIES

Lease Liability

In February 2022, the Company executed a corporate office lease for new office space with lease commencement in May 2022. The new corporate office lease is for a term of five years. Lease expense of $87,134 was recognized for the year ended March 31, 2023.

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of March 31, 2023, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2022	$131,552
Liabilities incurred	—
Accretion expense	13,155
Balance at March 31, 2023	$144,707