Form 10-Q
period 2023-06-30
Rocky Mountain Industrials, Inc.
filed 2023-08-08
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 8, 2023, the registrant had 35,785,858 shares of Class A Common Stock, 4,973,832 shares of Class B Common Stock outstanding and 118.5 shares of Preferred Stock outstanding.

ROCKY MOUNTAIN INDUSTRIALS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements.” Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “estimates,” “intends,” “plan,” “expects,” “may,” “will,” “should,” “predicts,” “anticipates,” “continues,” or “potential,” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, achievements, or industry results, expressed or implied by such forward-looking statements. Such uncertainties and risks include those discussed in the “Risk Factors” and similar sections of our Annual Report on Form 10-K for the year ended March 31, 2023 and our other filings with the Securities and Exchange Commission, all of which are incorporated by reference herein. Forward-looking statements appear in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2023	2023
ASSETS
Current assets
Cash	$6,814,589	$3,528,858
Accounts receivable	52,479	53,604
Other receivables	1,432,920	2,647,268
Inventory	97,874	102,243
Prepaid expenses	843,320	1,251,644
Total current assets	9,241,182	7,583,617

Property, plant, and equipment, net	2,122,818	2,233,971
Land under development	22,361,233	14,939,567
Right of use asset	398,472	417,734
Asset retirement obligation, net	65,049	66,264
Other intangibles, net	41,000	41,000
Restricted cash	185,530	185,530
Deposits and other assets	35,090	35,090
Total assets	$34,450,374	$25,502,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,363,230	$7,576,480
Accrued liabilities	153,885	147,621
Accrued liabilities, related party	1,997,500	1,877,500
Dividends payable	1,878,037	1,742,869
Debt due within one year	32,997	40,969
Lease liability, current	80,260	78,960
Total current liabilities	14,505,909	11,464,399

Debt due after one year	21,007,136	13,512,824
Lease liability, long-term	383,678	406,784
Accrued reclamation liability	148,237	144,707
Total liabilities	36,044,960	25,528,714

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 shares issued and outstanding on June 30, 2023 and March 31, 2023	4,827,000	4,827,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 issued and outstanding on June 30, 2023 and March 31, 2023	1,950,000	1,950,000
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 issued and outstanding on June 30, 2023 and March 31, 2023	5,075,140	5,075,140
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on June 30, 2023 and March 31, 2023	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,973,832 shares issued and outstanding on March 31, 2023 and March 31, 2022	4,975	4,975
Additional paid-in capital	60,876,531	60,783,824
Accumulated deficit	(74,364,018)	(72,702,666)
Total stockholders’ equity (deficit)	(1,594,586)	(25,941)
Total liabilities and stockholders’ equity (deficit)	$34,450,374	$25,502,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended
	June 30,
	2023	2022

Revenue	$134,593	$183,150
Cost of goods sold	139,249	274,711
Gross profit (loss)	(4,656)	(91,561)
Selling, general and administrative (includes depreciation, depletion and amortization of $112,367 in 2023 and $54,719 in 2022)	1,198,654	2,394,330
Loss from operations	(1,203,310)	(2,485,891)
Gain (loss) on sale of assets	—	(5,909)
Other Income (expense)	30,000	—
Interest income (expense), net	(352,874)	(206,975)
Loss before income tax provision	(1,526,184)	(2,698,775)
Income tax expense	—	—
Net Loss	$(1,526,184)	$(2,698,775)

Earnings (loss) per shares - basic and diluted	$(0.25)	$(0.43)

Weighted average shares outstanding - basic and diluted	6,763,125	6,537,153

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)(Continued)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2023	35,785,858	$35,786	4,973,832	$4,975	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$60,783,824	$(72,702,666)	$(25,941)
Issuance of restricted Class B Common stock for compensation	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of Class B Common stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(135,168)	(135,168)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	92,707	—	92,707
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,526,184)	(1,526,184)
Balance, June 30, 2023	35,785,858	$35,786	4,973,832	$4,975	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$60,876,531	$(74,364,018)	$(1,594,586)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	June 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(1,526,184)	$(2,698,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization expense	112,367	54,719
Stock-based compensation	92,707	656,876
Gain/loss on sale of assets	—	5,909
Amortization of debt discount and deferred financing cost	95,819	3,271
Accretion expense	3,530	3,209
Changes in operating assets and liabilities:
Accounts receivable	1,125	53,766
Other receivables	1,214,348	1,233,710
Inventory	4,369	(5,875)
Prepaid expenses	408,324	(258,333)
Restricted cash	—	(16)
Accounts payable	2,786,750	1,988,802
Accrued liabilities	7,670	116,240
Accrued liabilities, related parties	120,000	120,000
Lease Liability	(2,544)	8,714
Other	1	(1)
Net cash provided by (used in) operating activities	3,318,282	1,282,216

Cash Flows from Investing Activities:
Investment in land under development	(13,522,974)	(3,799,919)
Reimbursement of land under development cost from Metro District	6,101,308	1,852,328
Purchase of property, plant and equipment	—	(2,262)
Net cash provided by (used in) investing activities	(7,421,666)	(1,949,853)

Cash Flows from Financing Activities:
Proceeds from note payable	7,405,703	5,215,023
Repayment of debt	(16,588)	(5,153,109)
Net cash provided by financing activities	7,389,115	61,914

Net increase (decrease) in cash	3,285,731	(605,723)
Cash at beginning of period	3,528,858	3,238,377
Cash at end of period	$6,814,589	$2,632,654

Restricted cash at beginning of period	$185,530	$185,325
Other	—	16
Restricted cash at end of period	$185,530	$185,341

Supplemental cash flow information:
Cash paid for interest	$273,432	$164,683
Cash paid for income taxes	$—	$—
Right of use asset / Lease liability	$—	$481,435

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended March 31, 2023, (“2023 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The 2023 year end consolidated balance sheet data included in the Form 10-Q filing was derived from the audited consolidated financial statements in our 2023 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States.  The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the March 31, 2023 audited consolidated financial statements included in our 2023 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $21,391,468 and $14,000,947 as of June 30, 2023 and March 31, 2023, respectively.

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

3. INVENTORY

Inventory, is valued at the lower of cost (average) or market.

	June 30,	March 31,
	2023	2023

Blasted Rock	$97,874	$102,243
Total	$97,874	$102,243

4. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	June 30,	March 31,
	2023	2023
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,220,657	1,220,657
Mining Equipment	333,029	333,029
Mobile Equipment	708,661	863,660
Other	78,974	78,974
Total	3,818,790	3,973,789
Less: Accumulated Depreciation	(1,695,972)	(1,739,818)
Property, plant and equipment, net	$2,122,818	$2,233,971

5. NOTES PAYABLE

In May 2022, Rail Land Company executed on a Promissory Note for a construction loan (“Construction Note”) of $21M and a Promissory Note for a revolving line of credit (“Line of Credit”) of $2M with a bank to provide for the developer portion of infrastructure costs of the Rail Park. A portion of the $21M Construction Note was used to repay the Secured Promissory Note. The Construction Note is secured by the underlying property of the Rail Park and RMI is the guarantor. The Line of Credit is secured by amounts owed to Rail Land Company from the District for submitted pay applications. The Construction Note and Line of Credit incur interest at prime rate plus 2.25% and each have maturity dates of May 20, 2024. The initial interest rate was 6.25%.

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

			Effective
	June 30, 2023	March 31, 2023	Interest Rate	Maturity Date
Equipment Loans	$1,497	$5,969	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Construction Note	20,992,368	13,586,665	10.50%	May 20, 2024
Promissory notes	231,665	243,782	7.18%	January 1, 2025
Secured disaster loan (SBA)	165,938	164,531	3.75%	September 9, 2050
	21,391,468	14,000,947
Unamortized debt issuance cost	(351,335)	(447,154)
	21,040,133	13,553,793
Less: current portion	(32,997)	(40,969)
Debt due after one year	$21,007,136	$13,512,824

6. TRANSACTIONS WITH RELATED PARTIES

As of June 30, 2023, the Company has accrued $1,997,500 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

8. SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of June 30, 2023, there were 808,786 shares still available for future issuance under the 2015 Plan.

Stock Options

The Company grants stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The nonqualified options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates and expire ten years from the date of grant. No stock option awards were granted during the three months ended June 30, 2023.

Stock Awards

During the three months ended June30, 2023, the Company granted no restricted shares of Class B Common Stock. Restricted shares vest ratably over a four-year vesting period, subject to continued service and a performance condition. During the three months ended June 30, 2023,  no restricted shares of common stock were forfeited.

9. SEGMENT REPORTING

For the three months ended June 30, 2023 and 2022, the Company has two reportable segments: Aggregates and Rail Park. The Aggregates segment produces chemical grade limestone for use in the aggregates market. The Rail Park segment consists of land under development to provide a rail terminal and services facility and currently has no operational activity.  The Rail Park will require significant future capital investment before the segment starts generating recurring revenue. The Rail Park development commenced in the first half of calendar year 2021.

The Aggregates segment has a mining company customer that accounted for approximately 58% of Aggregates segment revenue for the three months ended June 30, 2023.

As of June 30, 2023, the mining company and a construction company accounted for approximately 36% and 15% of Aggregates segment accounts receivable balance.

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

	Three months ended June 30, 2023
	Aggregates	Rail Park	Other/Corporate	Total
Revenue	$134,593	$—	$—	$134,593
Gross profit (loss)	(4,656)	—	—	(4,656)
Selling, general and administrative	216,077	—	961,657	1,177,734
Property, plant and equipment, net	2,122,818	—	—	2,122,818
Land under development	—	22,361,233	—	22,361,233

	Three months ended June 30, 2022
	Aggregates	Rail Park	Other/Corporate	Total
Revenue	183,150	$—	$—	$183,150
Gross profit (loss)	(91,561)	—	—	(91,561)
Selling, general and administrative	154,779	—	2,239,551	2,394,330
Property, plant and equipment, net	2,377,509	—	13,152	2,390,661
Land under development	—	8,921,225	—	8,921,225

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

10. COMMITMENTS AND CONTINGENCIES

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of June 30, 2023, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2023	$144,707
Liabilities incurred	—
Accretion expense	3,530
Balance at June 30, 2023	$148,237

 11. SUBSEQUENT EVENTS

On July 28, 2023, Rail Land Company executed an amendment to its $21M Construction Note. The amendment cancelled the $2M Line of Credit and increased the Construction Note to $29.5M and includes a reborrowing amount of up to $8.5M. The Construction Note incurs interest at prime rate plus 2.25% and has an amended maturity date of February 17, 2025.

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

Results of Operations

Comparison of the three months Ended June 30, 2023 and June 30, 2022

Revenues

Our revenues for the three-month periods ended June 30, 2023 was $134,593.  This compares to revenue for the same period ended June 30, 2022 of $183,150. The decrease in revenues for the three-month period ended June 30, 2023, is the result of a decrease in demand from the Company’s primary customer.

Cost of Goods Sold

Our cost of goods sold for the three-month period ended June 30, 2023 was $139,249. This compares to cost of goods sold for the same period ended June 30, 2022 of $274,711. The decrease in cost of goods sold for the three-month period ended June 30, 2023 is generally the result of the decrease in revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three-month period ended June 30, 2023 were $1,198,654. This compares to operating expenses for the same period ended June 30, 2022 of $2,394,330. Selling, general and administrative expenses consisted of overhead costs related to payroll and associated benefits, consulting services from related parties, public company costs, and depreciation and amortization. The decrease is primarily related to the Company managing selling, general and administrative costs as we continue to operate in a development stage.

Interest Expense, net

Our interest expense, net for the three-month period ended June 301, 2023 were $352,874, compared to $206,975 of interest expense for the same periods ended June 30, 2022.

Net Income/(Loss)

Our net loss for the three-month period ended June 30, 2023 was $1,526,184. This compares to a net loss for the same period ended June 30, 2022 of  $2,698,775.

Liquidity and Capital Resources

As of June 30, 2023, we had current assets of $9,241,182, total current liabilities of $14,505,909 and working capital deficiency of $5,264,727. We have incurred an accumulated loss of $74,364,018 since inception.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, there were no sales of unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Information regarding mine safety violations is included in Exhibit 95 to this quarterly report.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.10*	Second Amendment to Loan agreement dated August 1, 2023, between Rail Land Company LLC and Pacific Western Bank (incorporated by reference to our form 10Q filed on August 4, 2023)
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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Date: August 8, 2023	By:	/s/ Brian Fallin
Brian Fallin
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Brian H. Aratani
Brian H. Aratani
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)