Form 10-Q
period 2023-09-30
Rocky Mountain Industrials, Inc.
filed 2023-11-08
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 8, 2023, the registrant had 35,785,858 shares of Class A Common Stock, 4,973,832 shares of Class B Common Stock outstanding and 118.5 shares of Preferred Stock outstanding.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
	2023	2023
ASSETS
Current assets
Cash	$5,425,031	$3,528,858
Accounts receivable	196,465	53,604
Other receivables	1,585,311	2,647,268
Inventory	83,650	102,243
Prepaid expenses	2,453,216	1,251,644
Total current assets	9,743,673	7,583,617

Property, plant, and equipment, net	2,080,121	2,233,971
Land under development	22,922,471	14,939,567
Right of use asset	378,896	417,734
Asset retirement obligation, net	63,834	66,264
Other intangibles, net	41,000	41,000
Restricted cash	185,530	185,530
Deposits and other assets	35,090	35,090
Total assets	$35,450,615	$25,502,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,117,089	$7,576,480
Accrued liabilities	163,075	147,621
Accrued liabilities, related party	2,117,500	1,877,500
Dividends payable	2,014,691	1,742,869
Debt due within one year	47,000	40,969
Lease liability, current	81,586	78,960
Total current liabilities	11,540,941	11,464,399

Debt due after one year	17,208,682	13,512,824
Lease liability, long-term	360,229	406,784
Accrued reclamation liability	151,767	144,707
Total liabilities	29,261,619	25,528,714

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 shares issued and outstanding on September 30, 2023 and March 31, 2023	4,827,000	4,827,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 issued and outstanding on September 30, 2023 and March 31, 2023	1,950,000	1,950,000
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 issued and outstanding on September 30, 2023 and March 31, 2023	5,075,140	5,075,140
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on September 30, 2023 and March 31, 2023	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,973,832 shares issued and outstanding on September 30, 2023 and March 31, 2023	4,975	4,975
Additional paid-in capital	61,840,159	60,783,824
Accumulated deficit	(67,544,064)	(72,702,666)
Total stockholders’ equity (deficit)	6,188,996	(25,941)
Total liabilities and stockholders’ equity (deficit)	$35,450,615	$25,502,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$201,779	$288,431	$336,372	$471,581
Cost of goods sold	177,992	296,434	317,241	571,145
Gross profit (loss)	23,787	(8,003)	19,131	(99,564)
Selling, general and administrative (includes depreciation, depletion and amortization of the three months ended of $43,912 in 2023 and $54,719 in 2022 and for the six months ended $112,870 in 2022 and $156,279 in 2023)	1,042,616	1,699,766	2,241,270	4,094,096
Loss from operations	(1,018,829)	(1,707,769)	(2,222,139)	(4,193,660)
Gain (loss) on sale of assets	8,191,610	—	8,191,610	(5,909)
Other Income (expense)	—	—	30,000	—
Interest income (expense), net	(216,173)	(210,477)	(569,047)	(417,452)
Loss before income tax provision	6,956,608	(1,918,246)	5,430,424	(4,617,021)
Income tax expense	—	—	—	—
Net Income (Loss)	$6,956,608	$(1,918,246)	$5,430,424	$(4,617,021)

Earnings (loss) per shares - basic	$0.92	$(0.31)	$0.70	$(0.73)

Earnings (loss) per shares - diluted	$0.91	$(0.31)	$0.70	$(0.73)

Weighted average shares outstanding - basic	7,381,157	6,656,125	7,387,157	6,655,332

Weighted average shares outstanding - diluted	7,620,771	6,656,125	7,387,157	6,655,332

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)(Continued)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2023	35,785,858	$35,786	4,973,832	$4,975	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$60,783,824	$(72,702,666)	$(25,941)
Issuance of restricted Class B Common stock for compensation	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of Class B Common stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(135,168)	(135,168)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	92,707	—	92,707
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,526,184)	(1,526,184)
Balance, June 30, 2023	35,785,858	35,786	4,973,832	4,975	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	60,876,531	(74,364,018)	(1,594,586)
Issuance of restricted Class B Common stock for compensation	—	—	—	—	—	—	—	—	—	—	914,150	—	914,150
Forfeiture of Class B Common stock	—	—	—	—	—	—	—	—	—	—	—	—	—
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(136,654)	(136,654)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	49,478	—	49,478
Net income	—	—	—	—	—	—	—	—	—	—	—	6,956,608	6,956,608
Balance, September 30, 2023	35,785,858	$35,786	4,973,832	$4,975	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$61,840,159	$(67,544,064)	$6,188,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	September 30,
	2023	2022
Cash flow from operating activities:
Net income (loss)	$5,430,424	$(4,617,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization expense	156,279	112,870
Stock-based compensation	142,185	1,311,981
Gain/loss on sale of assets	(8,191,610)	5,909
Amortization of debt discount and deferred financing cost	197,506	219,245
Accretion expense	7,060	6,418
Changes in operating assets and liabilities:
Accounts receivable	(142,861)	29,781
Other receivables	1,061,957	887,533
Inventory	18,593	(28,113)
Prepaid expenses	(1,201,572)	(385,438)
Restricted cash	—	(16)
Deposits and other assets	—	11,039
Accounts payable	(459,391)	3,240,608
Accrued liabilities	18,266	13,149
Accrued liabilities, related parties	240,000	210,000
Lease Liability	(5,091)	34,853
Other	1	—
Net cash provided by (used in) operating activities	(2,728,254)	1,052,798

Cash Flows from Investing Activities:
Proceeds from sale of assets	10,451,411	—
Investment in land under development	(20,388,368)	(9,346,161)
Reimbursement of land under development cost from Metro District	10,145,663	5,838,502
Purchase of property, plant and equipment	—	(2,262)
Net cash provided by (used in) investing activities	208,706	(3,509,921)

Cash Flows from Financing Activities:
Proceeds from note payable	13,877,011	8,116,448
Repayment of debt	(10,375,440)	(5,176,135)
Issuance of Class B common stock for services	914,150	—
Deferred financing cost	—	(626,186)
Net cash provided by financing activities	4,415,721	2,314,127

Net increase (decrease) in cash	1,896,173	(142,996)
Cash at beginning of period	3,528,858	3,238,377
Cash at end of period	$5,425,031	$3,095,381

Restricted cash at beginning of period	$185,530	$185,514
Other	—	16
Restricted cash at end of period	$185,530	$185,530

Supplemental cash flow information:
Cash paid for interest	$399,741	$281,418
Cash paid for income taxes	$—	$—
Right of use asset / Lease liability	$—	$481,434

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $17,831,910 and $14,000,947 as of September 30, 2023 and March 31, 2023, respectively.

Earnings (loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing the net income (loss)  by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding.  Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method if the effect is not anti-dilutive.  In periods in which the Company reports a net loss, diluted earnings per share is the same as basic earnings per share since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive. Participating securities (primarily convertible preferred stock) of 624,032 equivalent common shares have been included in basic and diluted weighted average shares outstanding, for the three and six months ended September 30, 2023.

3. INVENTORY

Inventory, is valued at the lower of cost (average) or net realizable value.

	September 30,	March 31,
	2023	2023

Blasted Rock	$83,650	$102,243
Total	$83,650	$102,243

4. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	September 30,	March 31,
	2023	2023
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,220,657	1,220,657
Mining Equipment	333,030	333,029
Mobile Equipment	569,212	863,660
Other	78,972	78,974
Total	3,679,340	3,973,789
Less: Accumulated Depreciation	(1,599,219)	(1,739,818)
Property, plant and equipment, net	$2,080,121	$2,233,971

5. NOTES PAYABLE

In May 2022, Rail Land Company executed on a Promissory Note for a construction loan (“Construction Note”) of $21M and a Promissory Note for a revolving line of credit (“Line of Credit”) of $2M with a bank to provide for the developer portion of infrastructure costs of the Rail Park. A portion of the $21M Construction Note was used to repay the Secured Promissory Note. The Construction Note is secured by the underlying property of the Rail Park and RMI is the guarantor. The Line of Credit is secured by amounts owed to Rail Land Company from the District for submitted pay applications. The Construction Note and Line of Credit incur interest at prime rate plus 2.25% and each had maturity dates of May 20, 2024. The initial interest rate was 6.25%.

On July 28, 2023, Rail Land Company executed an amendment to its $21M Construction Note. The amendment cancelled the $2M Line of Credit and increased the Construction Note to $29.5M and includes a reborrowing amount of up to $8.5M. The Construction Note incurs interest at prime rate plus 2.25% and has an amended maturity date of February 17, 2025.

Net proceeds from the sale of Rail Park lots shall be used to reduce the then outstanding principal balance of the Construction Note at a rate of eighty five percent (85%) of net proceeds of the first lot sale and ninety percent (90%) of net proceeds from subsequent lot sales. Distribution or dividends of Rail Land Company to any of its members or other legal beneficial owner may not be paid without the consent of the bank. Rail Land Company is to maintain a minimum cash balance with the bank of $1M, tested quarterly.

			Effective
	September 30, 2023	March 31, 2023	Interest Rate	Maturity Date
Equipment Loans	$—	$5,969	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Construction Note	17,444,972	13,586,665	10.75%	February 17, 2025
Promissory notes	219,595	243,782	7.18%	January 1, 2025
Secured disaster loan (SBA)	167,343	164,531	3.75%	September 9, 2050
	17,831,910	14,000,947
Unamortized debt issuance cost	(576,228)	(447,154)
	17,255,682	13,553,793
Less: current portion	(47,000)	(40,969)
Debt due after one year	$17,208,682	$13,512,824

6. TRANSACTIONS WITH RELATED PARTIES

As of September 30, 2023, the Company has accrued $2,117,500 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

8. SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of September 30, 2023, there were 808,786 shares still available for future issuance under the 2015 Plan.

Stock Options

The Company grants stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The nonqualified options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates and expire ten years from the date of grant. No stock option awards were granted during the six months ended September 30, 2023.

Stock Awards

During the six months ended September 30, 2023, the Company granted no restricted shares of Class B Common Stock. Restricted shares vest ratably over a four-year vesting period, subject to continued service and a performance condition. During the six months ended September 30, 2023,  no restricted shares of common stock were forfeited.

9. SEGMENT REPORTING

For the three and six months ended September 30, 2023 and 2022, the Company has two reportable segments: Aggregates and Rail Park. The Aggregates segment produces chemical grade limestone for use in the aggregates market. The Rail

Park segment consists of land under development to provide a rail terminal and services facility and currently has no operational activity.  The Rail Park will require significant future capital investment before the segment starts generating recurring revenue. The Rail Park development commenced in the first half of calendar year 2021.

The Aggregates segment had one construction company, Customer A that accounted for 89% of segment revenue for the three months ended September 30, 2023 and had two construction companies, Customer A that accounted for approximately 55% of segment revenue and  Customer B that accounted for 24% of segment revenue for the six months ended September 30, 2023.

As of September 30, 2023, the construction company, Customer A, accounted for approximately 92%  of Aggregates segment accounts receivable balance.

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

	Three months ended September 30, 2023				Three months ended September 30, 2022
	Aggregates	Rail Park	Other/ Corporate	Total	Aggregates	Rail Park	Other/ Corporate	Total
Revenue	$201,779	$—	$—	$201,779	$288,431	$—	$—	$288,431
Gross profit (loss)	23,787	—	—	23,787	(8,003)	—	—	(8,003)
Selling, general and administrative	147,094	—	895,522	1,042,616	135,049	—	1,564,717	1,699,766
Property, plant and equipment, net	2,080,121	—	—	2,080,121	2,324,540	—	12,177	2,336,717
Land under development	—	22,922,471	—	22,922,471	—	10,481,293	—	10,481,293

	Six months ended September 30, 2023				Six months ended September 30, 2022
	Aggregates	Rail Park	Other/ Corporate	Total	Aggregates	Rail Park	Other/ Corporate	Total
Revenue	$336,372	$—	$—	$336,372	$471,581	$—	$—	$471,581
Gross profit (loss)	19,131	—	—	19,131	(99,564)	—	—	(99,564)
Selling, general and administrative	363,171	—	1,878,099	2,241,270	289,828	—	3,804,268	4,094,096
Property, plant and equipment, net	2,080,121	—	—	2,080,121	2,324,540	—	12,177	2,336,717
Land under development	—	22,922,471	—	22,922,471	—	10,481,293	—	10,481,293

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

In April 2021, the District closed on its Limited Tax General Obligation and Water Revenue Bonds, Series 2021A and 2021B (“Tax - Exempt Bonds”) raising total proceeds of approximately $65.2 million, approximately $51.2 million of which will be directly used to fund the public improvements. The Tax - Exempt Bonds are an obligation of the District and not of the Company and will be repaid through ownership taxes and other enterprise revenues collected by the District from property owners residing in the District.

Gain on Sale of Assets

In August 2023, the Rail Park sold approximately 60 acres of land under development for a total sales price of $13.1 million and recognized a net gain of $8.2 million.

10. COMMITMENTS AND CONTINGENCIES

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of September 30, 2023, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2023	$144,707
Liabilities incurred	—
Accretion expense	7,060
Balance at September 30, 2023	$151,767

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

Results of Operations

Comparison of the three and six months Ended September 30, 2023 and September 30, 2022

Revenues

Our revenues for the three-month and six-month periods ended September 30, 2023 was $201,779 and $336,372.  This compares to revenue for the same period ended September 30, 2022 of $288,431 and $471,581. The decrease in revenues for the three-month and six-month period ended September 30, 2023, is the result of a decrease in demand from the Company’s primary customer.

Cost of Goods Sold

Our cost of goods sold for the three-month and six-month periods ended September 30, 2023 was $177,992 and $317,241. This compares to cost of goods sold for the same period ended September 30, 2022 of $296,434 and $571,145. The decrease in cost of goods sold for the three-month and six-month period ended September 30, 2023 is generally the result of the decrease in revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three-month and six-month periods ended September 30, 2023 were $1,042,616 and $2,241,270. This compares to operating expenses for the same period ended September 30, 2022 of $1,699,766 and $4,094,096. Selling, general and administrative expenses consisted of overhead costs related to payroll and associated benefits, consulting services from related parties, public company costs, and depreciation and amortization. The decrease is primarily related to the Company managing selling, general and administrative costs as we continue to operate in a development stage.

Interest Expense, net

Our interest expense, net for the three-month and six-month periods ended September 30, 2023 were $216,173 and $569,047, compared to $210,477 and $417,452 of interest expense for the same periods ended September 30, 2022.

Net Income/(Loss)

Our net income for the three-month  and six-month period ended September 30, 2023 was $6,956,608 and $5,430,424. This compares to a net loss for the same periods ended September 30, 2022 of  $1,918,246 and $4,617,021.

Liquidity and Capital Resources

As of September 30, 2023, we had current assets of $9,743,673, total current liabilities of $11,540,941 and working capital deficiency of $1,797,268. We have incurred an accumulated loss of $67,544,064 since inception.

In past years, the Company funded operations by using cash proceeds received through the issuance of common and preferred stock and proceeds from debt financing. However, several significant transactions have occurred that have positively impacted the net financial position of the Company and strengthened its financial position and its ability to meet future obligation over the next 12 months without a need to raise additional funds as it has traditionally been required to do. These include:

1.	Rail Park FDP and Final Plat were unanimously approved by the Adams County Board of County Commissioners on September 1, 2020, paving the way for lot sales and construction.
2.	On January 14, 2021, the Company sold an 83-acre lot to a Fortune 500 company for a gross sales price of $9.1M. This purchase was the first of twelve available lots in the Rail Park. Lot sales will be a primary source of cash inflows for the Company with significant interest from many potential light and heavy industrial tenants.
3.	The RMRP Metro District bond offering closed on April 15, 2021, raising total proceeds of approximately $65.2M. These bond proceeds will fund the public infrastructure costs of the Rail Park. Total Rail Park project cost have been budgeted at between $60M and $75M of which approximately 75% is considered public infrastructure and therefore not an obligation of the Company. The Company is responsible for the remaining approximately 25%.
4.	Construction on the south parcels of the Rail Park (approximately 150 acres) began in April 2021. The Company has in place a construction loan facility of $12M to fund its portion of construction costs (i.e., those not funded with Metro District bond proceeds).

5.	To date the Company has received approximately $2M as reimbursement of “pre-construction” costs that were incurred prior to the closing of the bond offering in April.
6.	In September 2021, the Company sold its water rights underlying the Rail Park, to the Metro District for approximately $5.9M.
7.	In May 2022, the Company closed on a construction loan facility of $21M and a working capital facility of $2M to provide for its developer portion of the infrastructure costs of the Rail Park.
8.	In July 2023, the Company amended its construction loan facility to increased it from $21M to $29.5M.
9.	In August 2023, the Company sold approximately 60 acres of land under development for $13.1M.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended September 30, 2023, there were no sales of unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Information regarding mine safety violations is included in Exhibit 95 to this quarterly report.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.10	Second Amendment to Loan agreement dated August 1, 2023, between Rail Land Company LLC and Pacific Western Bank (incorporated by reference to our form 10Q filed on August 8, 2023)
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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Date: November 8, 2023	By:	/s/ Brian Fallin
Brian Fallin
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Brian H. Aratani
Brian H. Aratani
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)