Form 10-Q
period 2023-12-31
Rocky Mountain Industrials, Inc.
filed 2024-02-13
CIK 1556179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 13, 2024, the registrant had 35,785,858 shares of Class A Common Stock, 4,973,832 shares of Class B Common Stock outstanding and 118.5 shares of Preferred Stock outstanding.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2023	2023
ASSETS
Current assets
Cash	$3,115,619	$3,528,858
Accounts receivable	48,316	53,604
Other receivables	859,722	2,647,268
Inventory	75,832	102,243
Prepaid expenses	2,883,227	1,251,644
Total current assets	6,982,716	7,583,617

Property, plant, and equipment, net	2,054,684	2,233,971
Land under development	24,137,831	14,939,567
Right of use asset	358,999	417,734
Asset retirement obligation, net	62,620	66,264
Other intangibles, net	41,000	41,000
Restricted cash	185,530	185,530
Deposits and other assets	35,090	35,090
Total assets	$33,858,470	$25,502,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,740,616	$7,576,480
Accrued liabilities	175,414	147,621
Accrued liabilities, related party	2,202,500	1,877,500
Dividends payable	2,151,345	1,742,869
Debt due within one year	49,000	40,969
Lease liability, current	90,100	78,960
Total current liabilities	8,408,975	11,464,399

Debt due after one year	20,348,445	13,512,824
Lease liability, long-term	329,101	406,784
Accrued reclamation liability	155,296	144,707
Total liabilities	29,241,817	25,528,714

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock Series A-1, $0.001 par value, 50,000,000 shares authorized: 48.27 shares issued and outstanding on December 31, 2023 and March 31, 2023	4,827,000	4,827,000
Preferred Stock Series A-2, $0.001 par value, 50,000,000 shares authorized: 19.45 issued and outstanding on December 31, 2023 and March 31, 2023	1,950,000	1,950,000
Preferred Stock Series A-3, $0.001 par value, 50,000,000 shares authorized: 50.75 issued and outstanding on December 31, 2023 and March 31, 2023	5,075,140	5,075,140
Class A Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 35,785,858 shares issued and outstanding on December 31, 2023 and March 31, 2023	35,786	35,786
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 4,973,832 shares issued and outstanding on December 31, 2023 and March 31, 2023	4,975	4,975
Additional paid-in capital	61,871,409	60,783,824
Accumulated deficit	(69,147,657)	(72,702,666)
Total stockholders’ equity (deficit)	4,616,653	(25,941)
Total liabilities and stockholders’ equity (deficit)	$33,858,470	$25,502,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2023	2022	2023	2022

Revenue	$116,713	$243,303	$453,085	$714,884
Cost of goods sold	78,762	350,179	396,003	921,324
Gross profit (loss)	37,951	(106,876)	57,082	(206,440)
Selling, general and administrative (includes depreciation, depletion and amortization of the three months ended of $30,182 in 2023 and $49,027 in 2022 and for the nine months ended $164,890 in 2022 and $182,931 in 2023)	1,021,619	1,405,395	3,262,889	5,499,491
Loss from operations	(983,668)	(1,512,271)	(3,205,807)	(5,705,931)
Gain (loss) on sale of assets	—	—	8,191,610	(5,909)
Other Income (expense)	—	—	30,000	—
Interest income (expense), net	(483,271)	(279,365)	(1,052,318)	(696,817)
Loss before income tax provision	(1,466,939)	(1,791,636)	3,963,485	(6,408,657)
Income tax expense	—	—	—	—
Net Income (Loss)	$(1,466,939)	$(1,791,636)	$3,963,485	$(6,408,657)

Earnings (loss) per shares - basic and diluted	$(0.24)	$(0.29)	$0.48	$(1.02)

Weighted average shares outstanding - basic and diluted	6,763,125	6,656,125	7,387,157	6,655,598

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Statements of Changes in Stockholder Equity (Unaudited)(Continued)

					Preferred Stock
	Common Stock Class A		Common Stock Class B		Series A-1		Series A-2		Series A-3		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, March 31, 2023	35,785,858	$35,786	4,973,832	$4,975	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$60,783,824	$(72,702,666)	$(25,941)
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(135,168)	(135,168)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	92,707	—	92,707
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,526,184)	(1,526,184)
Balance, June 30, 2023	35,785,858	35,786	4,973,832	4,975	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	60,876,531	(74,364,018)	(1,594,586)
Issuance of restricted Class B Common stock for compensation	—	—	—	—	—	—	—	—	—	—	914,150	—	914,150
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(136,654)	(136,654)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	49,478	—	49,478
Net Income	—	—	—	—	—	—	—	—	—	—	—	6,956,608	6,956,608
Balance, September 30, 2023	35,785,858	35,786	4,973,832	4,975	48.27	4,827,000	19.45	1,950,000	50.75	5,075,140	61,840,159	(67,544,064)	6,188,996
Quarterly dividends on Series A-1 and A-2 Preferred shares	—	—	—	—	—	—	—	—	—	—	—	(136,654)	(136,654)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	31,250	—	31,250
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,466,939)	(1,466,939)
Balance, December 31, 2023	35,785,858	$35,786	4,973,832	$4,975	48.27	$4,827,000	19.45	$1,950,000	50.75	$5,075,140	$61,871,409	$(69,147,657)	$4,616,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKY MOUNTAIN INDUSTRIALS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	December 31,
	2023	2022
Cash flow from operating activities:
Net income (loss)	$3,963,485	$(6,408,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization expense	182,931	164,890
Stock-based compensation	1,087,585	1,647,920
Gain/loss on sale of assets	(8,191,610)	5,909
Amortization of debt discount and deferred financing cost	299,193	314,006
Accretion expense	10,589	9,626
Changes in operating assets and liabilities:
Accounts receivable	5,288	47,726
Other receivables	1,787,546	304,813
Inventory	26,411	(79,424)
Prepaid expenses	(1,631,583)	(912,472)
Restricted cash	—	(16)
Deposits and other assets	—	86,038
Accounts payable	(3,835,864)	4,191,119
Accrued liabilities	32,011	30,302
Accrued liabilities, related parties	325,000	360,000
Lease Liability	(7,808)	60,994
Other	1	(2)
Net cash provided by (used in) operating activities	(5,946,825)	(177,228)

Cash Flows from Investing Activities:
Proceeds from sale of assets	10,451,411	—
Investment in land under development	(25,462,887)	(17,478,549)
Reimbursement of land under development cost from Metro District	14,004,822	13,469,317
Purchase of property, plant and equipment	—	(2,262)
Net cash provided by (used in) investing activities	(1,006,654)	(4,011,494)

Cash Flows from Financing Activities:
Proceeds from note payable	16,927,985	10,853,777
Repayment of debt	(10,387,745)	(5,195,889)
Deferred financing cost	—	(626,186)
Net cash provided by financing activities	6,540,240	5,031,702

Net increase (decrease) in cash	(413,239)	842,980
Cash at beginning of period	3,528,858	3,238,377
Cash at end of period	$3,115,619	$4,081,357

Restricted cash at beginning of period	$185,530	$185,514
Other	—	16
Restricted cash at end of period	$185,530	$185,530

Supplemental cash flow information:
Cash paid for interest	$1,402,878	$463,637
Cash paid for income taxes	$—	$—
Right of use asset / Lease liability	$—	$493,035

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

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

- Level 1: Quoted market prices in active markets for identical assets or liabilities

- Level 2: Observable market-based inputs or inputs that are corroborated by market data

- Level 3: Unobservable inputs that are not corroborated by market data

The fair value of notes payable was $20,871,986 and $14,000,947 as of December 31, 2023 and March 31, 2023, respectively.

Earnings (loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing the net income (loss)  by the weighted average number of common shares outstanding during the period, without consideration for the potentially dilutive effects of converting stock options or restricted stock purchase rights outstanding.  Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average of common shares outstanding during the period and the potential dilutive effects of stock options or restricted stock purchase rights outstanding during the period determined using the treasury stock method if the effect is not anti-dilutive.  In periods in which the Company reports a net loss, diluted earnings per share is the same as basic earnings per share since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive. Participating securities (primarily convertible preferred stock) of 624,032 equivalent common shares have been included in basic and diluted weighted average shares outstanding, for the nine months ended December 31, 2023.

3. INVENTORY

Inventory, is valued at the lower of cost (average) or net realizable value.

	December 31,	March 31,
	2023	2023

Blasted Rock	$75,832	$102,243
Total	$75,832	$102,243

4. PROPERTY, PLANT AND EQUIPMENT

The following summarizes the Company’s property, plant and equipment as of:

	December 31,	March 31,
	2023	2023
Recoverable Limestone	$1,477,469	$1,477,469
Mill Equipment	1,220,657	1,220,657
Mining Equipment	333,030	333,029
Mobile Equipment	569,212	863,660
Other	78,972	78,974
Total	3,679,340	3,973,789
Less: Accumulated Depreciation	(1,624,656)	(1,739,818)
Property, plant and equipment, net	$2,054,684	$2,233,971

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

			Effective
	December 31, 2023	March 31, 2023	Interest Rate	Maturity Date
Equipment Loans	$—	$5,969	2.10% - 6.30%	August 25, 2021 - January 22, 2023
Construction Note	20,495,946	13,586,665	10.75%	February 17, 2025
Promissory notes	207,290	243,782	7.18%	January 1, 2025
Secured disaster loan (SBA)	168,750	164,531	3.75%	September 9, 2050
	20,871,986	14,000,947
Unamortized debt issuance cost	(474,541)	(447,154)
	20,397,445	13,553,793
Less: current portion	(49,000)	(40,969)
Debt due after one year	$20,348,445	$13,512,824

6. TRANSACTIONS WITH RELATED PARTIES

As of December 31, 2023, the Company has accrued $2,202,500 for unpaid officers’ compensation expense in accordance with consulting agreements with our Non-executive Board Chairman and Chief Executive Officer. Under the terms of each consulting agreement, each consultant shall serve as an executive officer to the Company and receive monthly compensation of $35,000. The consulting agreements may be terminated by either party for breach or upon thirty days prior written notice.

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

8. SHARE-BASED COMPENSATION

The RMR Industrials, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) authorizes the issuance of up to 30% of the outstanding shares of Common Stock at any time pursuant to awards made by the Company’s board of directors. As of December 31, 2023, there were 808,786 shares still available for future issuance under the 2015 Plan.

Stock Options

The Company grants stock options to certain employees that give them the right to acquire our Class B common stock under the 2015 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The nonqualified options vest at a rate of 33% on each of the first three anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates and expire ten years from the date of grant. No stock option awards were granted during the nine months ended December 31, 2023.

Stock Awards

During the nine months ended December 31, 2023, the Company granted no restricted shares of Class B Common Stock. Restricted shares vest ratably over a four-year vesting period, subject to continued service and a performance condition. During the nine months ended December 31, 2023,  no restricted shares of common stock were forfeited.

9. SEGMENT REPORTING

For the three and nine months ended December 31, 2023 and 2022, the Company has two reportable segments: Aggregates and Rail Park. The Aggregates segment produces chemical grade limestone for use in the aggregates market. The Rail

Park segment consists of land under development to provide a rail terminal and services facility and currently has no operational activity.  The Rail Park will require significant future capital investment before the segment starts generating recurring revenue. The Rail Park development commenced in the first half of calendar year 2021.

The Aggregates segment had one construction company, Customer A that accounted for 78% of segment revenue for the three months ended December 31, 2023 and had two construction companies, Customer A that accounted for approximately 61% of segment revenue and  Customer B that accounted for 18% of segment revenue for the nine months ended December 31, 2023.

As of December 31, 2023, the construction company, Customer A, accounted for approximately 39%  and Customer C accounted for approximately 13% of Aggregates segment accounts receivable balance.

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

	Three months ended December 31, 2023				Three months ended December 31, 2022
	Aggregates	Rail Park	Other/ Corporate	Total	Aggregates	Rail Park	Other/ Corporate	Total
Revenue	$116,713	$—	$—	$116,713	$243,303	$—	$—	$243,303
Gross profit (loss)	37,951	—	—	37,951	(106,876)	—	—	(106,876)
Selling, general and administrative	150,131	—	871,488	1,021,619	144,945	—	1,260,450	1,405,395
Property, plant and equipment, net	2,054,684	—	—	2,054,684	2,276,729	—	12,177	2,288,906
Land under development	—	24,137,831	—	24,137,831	—	10,982,866	—	10,982,866

	Nine months ended December 31, 2023				Nine months ended December 31, 2022
	Aggregates	Rail Park	Other/ Corporate	Total	Aggregates	Rail Park	Other/ Corporate	Total
Revenue	$453,085	$—	$—	$453,085	$714,884	$—	$—	$714,884
Gross profit (loss)	57,082	—	—	57,082	(206,440)	—	—	(206,440)
Selling, general and administrative	513,302	—	2,749,587	3,262,889	434,773	—	5,064,718	5,499,491
Property, plant and equipment, net	2,054,684	—	—	2,054,684	2,276,729	—	12,177	2,288,906
Land under development	—	24,137,831	—	24,137,831	—	10,982,866	—	10,982,866

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

10. COMMITMENTS AND CONTINGENCIES

Accrued Reclamation Liability

The Company incurs reclamation liabilities as part of its mining activities. Quarry activities require the removal and relocation of significant levels of overburden to access materials of usable quantity and quality. The same overburden material is used to reclaim depleted mine areas, which must be sloped to a certain gradient and seeded to prevent erosion in the future. Reclamation methods and requirements can differ depending on the quarry and state rules and regulations in existence for certain locations. As of December 31, 2023, the Company’s undiscounted reclamation obligations totaled approximately $366,000. This obligation is expected to be settled within the next 20 years.

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

A reconciliation of the carrying amount of our accrued reclamation liabilities is as follows:

Balance at April 1, 2023	$144,707
Liabilities incurred	—
Accretion expense	10,589
Balance at December 31, 2023	$155,296

Reimbursement Agreement

In October 2023, Rail Land Company executed a Utility Installation Reimbursement Agreement (“Reimbursement Agreement”) with a natural gas utility provider (“Provider”). The effective date of the Reimbursement Agreement is stated to be the date of the infrastructure completion date anticipated to be within 120 days from the execution of the Reimbursement Agreement. The Reimbursement Agreement provides that RLC will reimburse the Provider actual construction cost, up to, but not exceeding, approximately $1.5M divided into 5 increments of approximately $0.3M. However, the reimbursement amount will be reduced if usage at the Rail Park exceeds certain thresholds beginning 24 months after the effective date and annually thereafter until 72 months after the effective date. The infrastructure construction has not commenced as of February 13, 2024.

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

Results of Operations

Comparison of the three and nine months Ended December 31, 2023 and December 31, 2022

Revenues

Our revenues for the three-month and nine-month periods ended December 31, 2023 was $116,713 and $453,085.  This compares to revenue for the same period ended December 31, 2022 of $243,303 and $714,884. The decrease in revenues for the three-month and nine-month period ended December 31, 2023, is the result of a decrease in demand from the Company’s primary customer.

Cost of Goods Sold

Our cost of goods sold for the three-month and nine-month periods ended December 31, 2023 was $78,762 and $396,003. This compares to cost of goods sold for the same period ended December 31, 2022 of $350,179 and $921,324. The decrease in cost of goods sold for the three-month and nine-month period ended December 31, 2023 is generally the result of the decrease in revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three-month and nine-month periods ended December 31, 2023 were $1,021,619 and $3,262,889. This compares to operating expenses for the same period ended December 31, 2022 of $1,405,395 and $5,499,491. Selling, general and administrative expenses consisted of overhead costs related to payroll and associated benefits, consulting services from related parties, public company costs, and depreciation and amortization. The decrease is primarily related to the Company managing selling, general and administrative costs as we continue to operate in a development stage.

Interest Expense, net

Our interest expense, net for the three-month and nine-month periods ended December 31, 2023 were $483,271 and $1,052,318, compared to $279,365 and $696,817 of interest expense for the same periods ended December 31, 2022.

Net Income/(Loss)

Our net loss for the three-month period was $1,466,939 and net income of $3,963,485 for the nine month period ended December 31, 2023. This compares to a net loss for the same periods ended December 31, 2022 of  $1,791,636 and $6,408,657.

Liquidity and Capital Resources

As of December 31, 2023, we had current assets of $6,982,716, total current liabilities of $8,408,975 and working capital deficiency of $1,426,259. We have incurred an accumulated loss of $69,147,657 since inception.

In past years, the Company funded operations by using cash proceeds received through the issuance of common and preferred stock and proceeds from debt financing. However, several significant transactions have occurred that have positively impacted the net financial position of the Company and strengthened its financial position and its ability to meet future obligation over the next 12 months without a need to raise additional funds as it has traditionally been required to do. These include:

1.	Rail Park FDP and Final Plat were unanimously approved by the Adams County Board of County Commissioners on September 1, 2020, paving the way for lot sales and construction.
2.	On January 14, 2021, the Company sold an 83-acre lot to a Fortune 500 company for a gross sales price of $9.1M. This purchase was the first of twelve available lots in the Rail Park. Lot sales will be a primary source of cash inflows for the Company with significant interest from many potential light and heavy industrial tenants.
3.	The RMRP Metro District bond offering closed on April 15, 2021, raising total proceeds of approximately $65.2M. These bond proceeds will fund the public infrastructure costs of the Rail Park. Total Rail Park project cost have been budgeted at between $60M and $75M of which approximately 75% is considered public infrastructure and therefore not an obligation of the Company. The Company is responsible for the remaining approximately 25%.
4.	Construction on the south parcels of the Rail Park (approximately 150 acres) began in April 2021. The Company has in place a construction loan facility of $12M to fund its portion of construction costs (i.e., those not funded with Metro District bond proceeds).

5.	To date the Company has received approximately $2M as reimbursement of “pre-construction” costs that were incurred prior to the closing of the bond offering in April.
6.	In September 2021, the Company sold its water rights underlying the Rail Park, to the Metro District for approximately $5.9M.
7.	In May 2022, the Company closed on a construction loan facility of $21M and a working capital facility of $2M to provide for its developer portion of the infrastructure costs of the Rail Park.
8.	In July 2023, the Company amended its construction loan facility to increase it from $21M to $29.5M.
9.	In August 2023, the Company sold approximately 60 acres of land under development for $13.1M.

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

Material Weakness and Related Remediation Initiatives

Our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, there was a material weakness in our internal control over financial reporting in that, due to budget constraints, the Company’s accounting department does not have sufficient accounting personnel (either in-house or external) necessary to ensure that complete and effective financial reporting controls are designed and implemented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2023, there were no sales of unregistered equity securities.

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

ROCKY MOUNTAIN INDUSTRIALS, INC.

Date: February 13, 2024	By:	/s/ Brian Fallin
Brian Fallin
Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2024	By:	/s/ Brian H. Aratani
Brian H. Aratani
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)